Form 10QSB
period 2008-01-31
KUNEKT CORP
filed 2008-02-27
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-148264

KUNEKT CORPORATION
(Name of small business issuer as in its charter)

Nevada		26-1173212
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices)

(775) 720-1362
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 31, 2008, there were 10,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

KUNEKT CORPORATION

JANUARY 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.   Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Kunekt’s Form SB-2 filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 filing with the SEC have been omitted.

KUNEKT CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008 (Unaudited) and October 31, 2007

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	January 31, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash (Note 5)	$6,794	$6,466
Prepaid expenses	1,449	187

Total Current Assets	8,243	6,653

OTHER ASSETS

Patents (Note 4)	17,259	17,259

Total Other Assets	17,259	17,259

TOTAL ASSETS	$25,502	$23,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	January 31, 2008	October 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$2,093	$1,401
Accrued interest – related party (Note 3)	563	-
Accrued wages – related party (Note 3)	2,350	500
Notes payable – related party (Note 3)	26,455	17,751

Total Current Liabilities	31,461	19,652

TOTAL LIABILITIES	31,461	19,652

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Stock Subscriptions Payable (Note 5)	5,200	-
Deficit accumulated during the development stage	(21,159)	(5,740)

Total Stockholders’ Equity (Deficit)	(5,959)	4,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,502	$23,912

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on October 1, 2007 Through January 31, 2008

REVENUE	$-	$-

EXPENSES

Professional and legal fees	12,919	16,270
Officer wages	1,850	2,350
Incorporation costs	-	1,143
General and administrative	87	833

Total Expenses	14,856	20,596

OPERATING LOSS	(14,856)	(20,596)

OTHER EXPENSE

Interest expense	(563)	(563)

Total Other Expense	(563)	(563)

LOSS BEFORE INCOME TAX EXPENSE	(15,419)	(21,159)

Income tax expense	-	-

NET LOSS	$(15,419)	$(21,159)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Stock Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Payable	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance, October 31, 2007	10,000,000	10,000	-	(5,740)

Cash received for stock subscription payable, 260,000 shares at $0.02 per share (Note 5) (unaudited)	-	-	5,200	-

Net loss for the three months ended January 31, 2008 (unaudited)	-	-	-	(15,419)

Balance, January 31, 2008 (unaudited)	10,000,000	$10,000	$5,200	$(21,159)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on October 1, 2007 Through January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,419)	$(21,159)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(1,262)	(1,449)
Increase in accounts payable	692	2,093
Increase in accrued expenses – related party	2,413	2,913

Net Cash Used by Operating Activities	(13,576)	(17,602)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	10,000
Cash received for stock subscription	5,200	5,200
Proceeds from related party notes	13,137	13,629
Payments on related party notes	(4,433)	(4,433)

Net Cash Provided by Financing Activities	13,904	24,396

INCREASE IN CASH	328	6,794

CASH AT BEGINNING OF PERIOD	6,466	-

CASH AT END OF PERIOD	$6,794	$6,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$17,259

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2008 and October 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form SB-2 filing with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product and related services that the Company intends to develop. The Company expects to provide personal and business consumers with a new single financial account card (similar in form to a charge card or credit card), which new single financial account card is linked to multiple financial accounts. This single financial account card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase.  In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

b.

Basis of Presentation

The Company uses the accrual method of accounting for financial purposes and has elected October 31 as its year-end.

c.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers.  Accordingly, actual results could differ from those estimates.

d.

Fixed Assets

Fixed assets are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred.  Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2008 and October 31, 2007

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.

Fixed Assets (continued)

The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

e.

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

f.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

g.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has not generated any revenue since its inception.

h.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

i.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2008 and October 31, 2007

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

For the Three Months Ended January 31, 2008

Net loss	$(15,419)

Weighted average number of shares outstanding	10,000,000

Net loss per share	$(0.00)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

k.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Nevada. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The effect of adoption of FIN 48 did not have a material impact on the Company.

NOTE 3 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired all 10,000,000 of the Company’s issued and outstanding common stock at a price of $0.001 per share, or $10,000.

Accrued Expenses

Due the period, the Company’s accrued $1,850 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 74 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

As of January 31, 2008, the Company had a note payable to an officer totalling $26,455. The note represents patent filing fees paid by the shareholder totalling $17,259 and cash advances for the payment of general corporate expenses of $13,629. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 7.50% per annum.  The Company has repaid $4,433 of this note as of January 31, 2008.  Accrued interest payable on the note totals $563 at January 31, 2008.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2008 and October 31, 2007

NOTE 4 -

PATENTS

Patent filing costs totalling $17,259 were capitalized at October 31, 2007.  The patents are pending and are being developed, as such, they are not being amortized. Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued. The Company evaluates the recoverability of intangible assets, including patents on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets”. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

NOTE 5 -

SIGNIFICANT EVENTS

Stock Subscriptions Payable – Common Stock

On January 21, 2008, Arom Thaveeloue, the Company’s Secretary since January 18, 2008, subscribed for 50,000 shares of common stock (par value $0.001) in the Company. The Company has received $1,000 in the form of a bank draft as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share.

Additionally, between January 21, 2008 and the end of the period, the Company received nine subscriptions, for a total of 210,000 shares of common stock (par value $0.001) in the Company. The Company has received $4,200 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share.

The ten payments have been accounted for as Stock Subscriptions Payable. These subscriptions for shares of common stock in the Company are pursuant to the Company’s prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008.

NOTE 6 -

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2008 and October 31, 2007

NOTE 6 -

GOING CONCERN (CONTINUED)

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Bruk, the president, treasurer, sole director and sole shareholder of the Company and from proceeds raised from an offering of its common stock.  However, there can be no assurances that management’s plans will be successful.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 -

SUBSEQUENT EVENTS

Common Stock

Subsequent to February 1, 2008, the Company has received 23 subscriptions, for a total of 490,000 shares of common stock (par value $0.001) in the Company. The Company has received $9,800 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share. Upon completion of the subscriptions and authorization by the Company’s board of directors, should all of said subscriptions be completed and authorized, the Company will issue 520,000 shares of common stock in the Company. These subscriptions for shares of common stock in the Company are pursuant to the Company’s prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to our shares of common stock. As used in this quarterly report, the terms “we”, “us” and “our” means Kunekt Corporation, unless otherwise indicated.

Company Overview

We are a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product and related services that we intend to develop. We expect to provide personal and business consumers with a new single financial account card (similar in form to a charge card or credit card), which new single financial account card is linked to multiple financial accounts. This single financial account card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase. In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase. We have recently commenced business operations and have not generated any revenues.

Plan of Operation

We must raise capital and continue the staged design, development, production, packaging and distribution of our financial account card and related services (including our website), and initiate sales and marketing activities.

The first stage is to prototype the financial account card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features). This is estimated to cost $10,000. We expect to complete this stage prior to the end of our third quarter, fiscal year 2008, which ends on July 31, 2008.

The next stage is to complete the design of the financial account card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features). This is estimated to cost $20,000. We expect to complete this stage prior to the end of our fiscal year 2008, which ends on October 31, 2008.

The final stage is production of a limited number of financial account cards and the development of the website, with limited functionality. This is estimated to cost $10,000. We expect to complete this stage prior to the end of our first quarter, fiscal year 2008, which ends on January 31, 2009.

If we can complete these stages and we receive a positive reaction from our potential customers, we will attempt to raise additional money through a private placement, public offering or long-term loans to begin test marketing our financial account card to attract prospective customers from North American credit card holders. We will also continue to refine the related services and optimize our marketing efforts from the market feedback we receive during the test marketing phase. We do not at this time have an estimate for this stage.

At present, Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock,

has invested $26,455 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. At the present time, we have made arrangements to raise additional cash through our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008; however, we do intend to raise additional capital through private placements once we obtain a quotation on the Over-The-Counter Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our president, treasurer and sole director will be responsible for the initial product development. Once we begin building our Internet website, we will hire an independent consultant to build the website. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Financial Condition, Liquidity and Capital Resources

As of January 31, 2008, we had $6,794 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next year and as such we will need to either raise additional proceeds and/or our president, treasurer and sole director will need to make additional financial commitments to our company, neither of which is guaranteed. After the completion of our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, we plan to satisfy our future cash requirements - primarily the working capital required for the development of our financial account card and related services, our marketing campaign, and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock. There is no additional offering planned at present.

Management believes that if subsequent private placements are successful, we may generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The staged development of our financial account card and related services (including our website) will continue over the next one year. Other than hiring independent consultants to design, develop and market our financial account card and related services (including our website), we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we have completed the financing anticipated in our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. Accordingly, we must raise cash from sources other than from the sale of our financial account card and related services. Our only other source for cash at this time is investments by others in our prospectus offering. We must raise cash to implement our business strategy and stay in business. The amount of the prospectus offering will likely allow us to operate for at least one year. Our success or failure will be determined by our ability to develop our financial account card and related services.

On January 14, 2008, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On January 14, 2008, we filed our prospectus on Form 424A with the Securities and Exchange Commission.

At January 31, 2008, we had negative working capital of $23,218 compared to negative working capital of $12,999, at October 31, 2007. This decrease in working capital is primarily the result of increases in amounts payable to our principle executive officer for loans and wages payable.

At January 31, 2008, we had total assets of $25,502 consisting of cash of $6,794, prepaid expenses of $1,449 and patent filing fees of $17,259, which compares with our total assets at October 31, 2007, of $23,912 consisting of cash of $6,466, prepaid expenses of $187 and patent filing fees of $17,259. This change is mainly the result of prepayment of professional and administrative fees.

At January 31, 2008, our total liabilities were $31,461, consisting of a note payable and accrued interest to our principle executive officer of $27,018, accrued wages payable to our principle executive officer of $2,350 and accounts payable of $2,093. Our total liabilities at October 31, 2007 were $19,652, consisting of a note payable to our principle executive officer of $17,751, accrued wages payable to our principle executive officer of $500 and accounts payable of $1,401.

For the three months ended January 31, 2008, net cash used by operating activities was $13,576 and net cash provided by financing activities was $13,904.  From inception on October 1, 2007 through January 31, 2008, net cash used by operating activities was $17,602 and net cash provided by financing activities was $24,396.

Results of Operations

We posted a loss of $15,419 for the three months ending January 31, 2008. The components of the loss were $13,006 in administration and professional fees, $1,850 in imputed salary and wages expense and $563 in interest expense. Operating expenses for the three months ending January 31, 2008, were $14,856, compared to operating expenses of $5,740 for the period from inception on October 1, 2007 through October 30, 2007.

Off Balance Sheet Arrangements

As of the date of this quarterly report, the current funds available to us will not be sufficient to continue operations. The cost to establish our company and begin development of our financial account card and related services (including our website) has been estimated at $60,000 over the next one year and the cost of maintaining its reporting status is estimated to be $24,500 over the same period. Our president, treasurer and sole director, Mr. Bruk has undertaken to provide us with initial operating and loan capital to sustain our business over the next one year period, as the expenses are incurred, in the form of a non-secured loan. Management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

We currently have no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts, nor are any contemplated by management. We do not engage in trading activities involving non-exchange traded contracts.

The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

RISK FACTORS

Much of the information included in this quarterly report is based upon estimates, projections or other “forward looking statements”. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks below, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor's report on our October 31, 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise at least $60,000 from our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, we may be required to suspend or cease activities within one year. Since our prospectus offering contains no minimum or refunds on sold shares, you may have invested or be investing in a company that will not have the funds necessary to continue to deploy its business strategies. Further, if we cannot raise additional capital within one year of the effective date of our registration statement filed on Form SB-2 with the Securities and Exchange Commission, which was filed on December 12, 2007 and went effective on January 14, 2008, we may be required to suspend or cease the implementation of our business plans.

We have incurred an accumulative net loss of $21,159 for the period from October 1, 2007 (date of inception) to January 31, 2008 and we have had no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. After the completion of our prospectus offering, we plan to seek additional funds through private placements of our common stock and/or through debt financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

IF WE DO NOT OBTAIN ADEQUATE FINANCING, OUR BUSINESS WILL FAIL, WHICH WILL RESULT IN THE COMPLETE LOSS OF YOUR INVESTMENT.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of January 31, 2008 is $6,794. We anticipate our minimum average ongoing monthly expenses over the next one year to be $5,000 per month, or $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance.

Currently, management cannot provide investors with an accurate estimate of the additional proceeds required to complete the design and development of our new financial account card and related services, establish our sales and marketing initiatives, design and develop our website, and build our customer base by soliciting product orders and service contracts from consumers (initially American and Canadian consumers). Investors should be aware that even if we complete the design and development of our new financial account card and related services, and commence operations, the costs associated with providing our new financial account card and related services may be cost prohibitive, which would result in the total loss of any investment made in our company. Additionally, if we are not successful in earning revenues once we have our new financial account card and related services and have commenced business operations, we may require additional financing to sustain business operations.

Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to attract interest from potential customers for our new financial account card and related services, changes in the financial account card marketplace, and investor sentiment. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

No assurance can be given that we will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and upon our financial conditions.

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, IF ANY, WE MAY NEVER ACHIEVE PROFITABILITY.

Prior to the completion of the design and development of our financial account card and related services, establishing our sales and marketing initiatives, and designing and developing our website, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of our financial account card and related services, establishing our sales and marketing initiatives, and designing and developing our website. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries have not yet been identified at the time of the filing of this quarterly report). These funds are anticipated to be derived from our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008.

Within the next one year, increases in expenses associated with the design and development of our financial account card and related services, establishing our sales and marketing initiatives, and designing and developing our website will be attributed primarily to the cost of financial services’ consultants, design consultants and website development consultants.

SINCE WE LACK AN OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE, WHICH MAY RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development-stage company and have not begun the initial stages of the design and development of our financial account card and related services, establishing our sales and marketing initiatives, or designing and developing our website. We were incorporated on October 1, 2007 and to date have been involved primarily in organizational activities and researching the financial account card marketplace. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the design and development expenses. As of the date of this quarterly report, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

OUR PRESIDENT, TREASURER AND SOLE DIRECTOR IS A NON-RESIDENT OF THE UNITED STATES.

Mark Bruk, our president, treasurer and sole director, is a non-resident of the United States. Accordingly, investors in this offering may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company. There can be no assurance management will ever be run by residents of the United States.

AS OUR PRESIDENT, TREASURER AND SOLE DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES, HE MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO OUR COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE.

Mark Bruk, our president, treasurer and sole director, has other outside business activities and currently devotes approximately 10-12 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Bruk, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE OUR COMPANY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO CONTINUE OPERATIONS.

We are entirely dependent on the efforts of Mark Bruk, our president, treasurer and sole director. The loss of our president, treasurer and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and our prospects.  There is no guarantee that replacement personnel, if any, will help our company to operate profitably. We do not maintain key person life insurance on Mr. Bruk.

SINCE OUR PRESIDENT, TREASURER AND SOLE DIRECTOR HAS NO DIRECT EXPERIENCE IN THE FINANCIAL ACCOUNT CARD BUSINESS, WE MAY NEVER BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGY, WHICH WILL RESULT IN THE LOSS OF YOUR INVESTMENT.

Mark Bruk, our president, treasurer and sole director, has no direct experience in the sales and marketing of financial account cards. As a result, he may not be fully aware of many of the specific requirements of operating a financial account card and related services’ business. His decisions and choices may also not account for the business or sales strategies which are commonly deployed in the financial account card industry. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

COMPENSATION MAY BE PAID TO OUR OFFICERS, DIRECTORS AND EMPLOYEES REGARDLESS OF OUR PROFITABILITY. SUCH PAYMENTS MAY NEGATIVELY AFFECT OUR CASH FLOW AND OUR ABILITY TO FINANCE OUR BUSINESS PLAN, WHICH WOULD CAUSE OUR BUSINESS TO FAIL.

Mark Bruk, our president, treasurer and sole director, and Arom Thaveeloue, our secretary, are receiving compensation and any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Bruk or Mr. Thaveeloue, or any other personnel in the future, will be determined from time to time by the board of directors, which currently consists of Mr. Bruk, or Mr. Bruk in his capacity as our president, as applicable. We expect to reimburse Mr. Bruk, Mr. Thaveeloue and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

SINCE OUR PRESIDENT, TREASURER AND SOLE DIRECTOR CURRENTLY OWNS 100% OF THE ISSUED AND OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS.

As of the date of this quarterly report, Mark Bruk, our president,  treasurer and sole director, currently owns 100% of the issued and outstanding shares and will own over 70% after our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, is completed. As a result, he may be able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

INVESTING IN OUR COMPANY IS A HIGHLY SPECULATIVE INVESTMENT AND COULD RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT.

A purchase of offered shares pursuant to our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, is significantly speculative and involves significant risks. The offered shares should not be purchased by any person who cannot afford the loss of his or her entire investment amount. Our business objectives are also speculative and we may be unable to satisfy those objectives. The shareholders of our company may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment in our company. For this reason, each prospective purchaser of the offered shares should read our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

THERE CURRENTLY IS NO MARKET FOR OUR SHARES. EVEN IF A MARKET SHOULD DEVELOP, THE PRICE MAY BE VOLATILE AND SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Currently, our stock is not traded and we cannot provide investors with any assurance that it will be traded, or if traded, that a market will develop. If no market develops, the holders of our common stock may find it difficult to sell their shares. Further, even if a market develops, our common stock will be subject to volatility (price fluctuations).

We cannot apply directly to be quoted on the Over-The-Counter Bulletin Board. We are considering pursuing a quotation on the Over-The-Counter Bulletin Board after we have completed prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. However, the stock may be quoted or traded only to the extent that there is interest by broker-dealers in acting as a market maker in our stock. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on the Over-The-Counter Bulletin Board.

IN THE EVENT THAT OUR SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF OUR SHARES.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

IF WE ARE DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO THE SHAREHOLDERS.

In the event of our dissolution, any proceeds realized from the liquidation of our assets will be distributed to the shareholders only after all claims of our creditors are satisfied. In that case, the ability of purchasers of shares offered pursuant to our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, to recover any portion of his or her purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

INVESTORS WILL PAY MORE FOR OUR COMMON STOCK THAN THE PRO RATA PORTION OF OUR ASSETS ARE WORTH; AS A RESULT, INVESTING IN OUR COMMON STOCK MAY RESULT IN AN IMMEDIATE LOSS.

The offering price of our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, and other terms and conditions regarding our shares have been arbitrarily determined by us and do not bear any relationship to assets, earnings, book value or any other objective criteria of value. Additionally, since we have recently formed and has only a limited operating history and no earnings, the price of our offered shares is not based on our past earnings. No investment banker, appraiser or other independent third party was consulted concerning the offering price for the shares or the fairness of the offering price used for the shares.

The arbitrary offering price of $0.02 per common share as determined solely by our management is substantially higher than the net tangible book value per share of our common stock. Our assets do not substantiate a share price of $0.02 per share. This premium in share price applies to the terms of our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, and does not attempt to reflect any forward looking share price subsequent to our obtaining a listing on any exchange, or becoming quoted on the Over-The-Counter Bulletin Board, if ever.

SINCE WE HAVE 66,000,000 AUTHORIZED SHARES, OUR MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING OUR CURRENT SHARE HOLDERS' EQUITY.

We have 66,000,000 authorized shares (65,000,000 common shares with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.01 per share), of which only 10,000,000 common shares are currently issued and outstanding and only 14,000,000 common shares will be issued and outstanding after our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, terminates. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

SINCE WE ARE A DEVELOPMENT-STAGE COMPANY, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not anticipate paying dividends on either our common stock or preferred stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

OUR INABILITY TO RECEIVE A PATENT ON OUR NON-PROVISONAL PATENT APPLICATION FILED WITH THE UNITED STATES PATENT AND TRADEMARK OFFICE COULD IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY SUCCESSFULLY.

On May 31, 2007, our founder, Mark Bruk, filed a non-provisional patent application with the United States Patent and Trademark Office for our financial account card product. On October 15, 2007, Mark Bruk licensed, on an exclusive basis, all worldwide rights, title and interest in and to the non-provisional patent application to us. Mr. Bruk, and his counsel, did an extensive patent search to determine whether his patent application would meet the United States Patent and Trademark Office’s definition of a patentable invention and whether any existing patents or pending patent applications might preclude the United States Patent and Trademark Office from granting the patent, and concluded that the application should be filed (on the average, patents are granted in of about two out of every three applications for patents which are filed). This patent search process is not infallible and therefore does not guarantee that our founder will be granted a patent. If Mr. Bruk is not granted a patent, we would be required to compete in the financial account card market without the protection of a patent, and this could have a material adverse effect on our ability to establish a base of customers. The inability of Mr. Bruk to obtain a patent could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

IF WE DO NOT FILE PATENT APPLICATIONS OR DO NOT RECEIVED A PATENT IN CERTAIN TARGET MARKET COUNTRIES, OUR RIGHTS IN SUCH COUNTRIES MAY BE NIL.

If, due to any number of reasons, we decide not to file patent applications in certain target market countries (which have not been determined other than the U.S. and Canada), our rights in such countries may be nil and this could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition. If we do file and are unable to obtain a patent in certain target market countries, this could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

DUE TO OUR DEPENDENCE ON COMPUTER AND TELECOMMUNICATIONS INFRASTRUCTURE AND COMPUTER SOFTWARE, ANY SYSTEMS DISRUPTIONS OR OPERATING MALFUNCTIONS WOULD AFFECT OUR COSTS OF DOING BUSINESS AND COULD CAUSE OUR BUSINESS TO FAIL.

We will market our financial account card product and related services through our website and the Internet. We will rely upon the Internet to contact and solicit orders from prospective customers, and to distribute and receive payment for our financial account card and related services. Our success will be depend in part on computer systems that interconnect our software systems with those of financial account card issuers, and e-commerce connections that allow us to collect revenues for the products and services we provide. Operating malfunctions in the software systems of financial institutions and other parties would have an adverse affect on our operations.

OUR BUSINESS DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services.

WE MAY BE UNABLE TO PROTECT OR ENFORCE OUR OWN INTELLECTUAL PROPERTY RIGHTS ADEQUATELY.

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We will aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We will also rely on contractual restrictions to protect our proprietary rights in products and services. We will enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we will take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We will pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We will have to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH MAY BE COSTLY TO DEFEND, COULD REQUIRE THE PAYMENT OF DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and financial account card industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As we face increasing competition, the possibility of intellectual property rights claims increases.  Our proprietary patent pending financial account card product may not be able to withstand any third-party claims or rights against its use.  Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention.  An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights.  We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses.  The technology also may not be available for license to us at all.  As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.  If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively.  Any of these results could harm our brand and operating results.

IF WE CANNOT CREATE A SIGNIFICANT MARKET FOR OUR FINANCIAL ACCOUNT CARD PRODUCT AND RELATED SERVICES IN WHAT IS AN EXTREMELY COMPETITIVE INDUSTRY, OUR BUSINESS WILL FAIL AND OUR SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Our strategy for growth is substantially dependent upon our ability to market our financial account card products and related services successfully to prospective customers. However, our planned financial account card and related services may not achieve significant acceptance among consumers. Such acceptance, if achieved, may not be sustained for any significant period of time. There is no guarantee that any substitute products or services we develop will be sufficient to permit us to recover our associated costs. Failure of our products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial condition and the results of our operations.

THERE IS A RISK THAT WE MAY BE UNABLE TO CONTINUE OUR SERVICES OR CONTINUE OPERATIONS IF WE EXPERIENCE UNINSURED LOSSES OR AN ACT OF GOD.

We may, but is not required to, obtain comprehensive liability and other business insurance of the types customarily maintained by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would impair our ability to distribute software updates or collect revenues and thus adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts that would not be partially or fully compensated by insurance proceeds.

OUR ENTIRE BUSINESS STRATEGY IS DEPENDENT ON THE SALE OF OUR FINANCIAL ACCOUNT CARD PRODUCT AND RELATED SERVICES. IF WE ARE UNABLE TO ACHIEVE OUR SALES ESTIMATES WE MAY FAIL AND SHAREHOLDERS MAY LOSE THEIR INVESTMENT.

Our strategy for growth may be substantially dependent upon our ability to market and distribute our financial account card product and related services successfully and may require us to introduce successful new products and services. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us. There can be no assurance that we will be able to market and distribute our products and services on acceptable terms, or at all. There can be no assurance that we will be able to develop new products and services that will be commercially successful. Failure to market our products and services successfully, or develop, introduce and market new products and services successfully, could have a material adverse effect on our business, financial condition or the results of our operations.

OUR FAILURE TO MANAGE CUSTOMER FUNDS PROPERLY WOULD HARM OUR BUSINESS.

Our ability to manage and account accurately for customer funds will require a high level of internal controls. We have no operating history or management experience in managing these internal controls. Our success will require significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of our product severely.

CUSTOMER COMPLAINTS OR NEGATIVE PUBLICITY ABOUT OUR CUSTOMER SERVICE COULD DIMINISH USE OF OUR SERVICES.

Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our services. Measures we will be taking to combat risks of fraud and breaches of privacy and security could damage relations with our customers. These measures will heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

Because we will be providing a financial service and operating in a regulated environment, we must provide telephone as well as email customer service and must resolve certain customer contacts within very short time frames. If we are unable to provide quality customer support operations in a cost-effective manner, our customers may have negative experiences, we may receive additional negative publicity, our ability to attract new customers may be damaged, and we could become subject to litigation. As a result, revenues could suffer, or operating margins may decrease.

WE ARE DEPENDANT ON THIRD-PARTY PROVIDERS FOR CERTAIN SERVICES AND MAY NOT BE ABLE TO CONTINUE OPERATIONS IF THERE IS A DISRUPTION IN THE SUPPLY OF SUCH SERVICES.

Initially, and for the foreseeable future, we will depend upon third party independent contractors to design, develop and supply our financial account card product and related services. Further, we plan on retaining independent contractors to provide other essential services to the company. We also anticipate hiring contractors to build our website. Such third party suppliers and contractors have no fiduciary duty to the shareholders of our company and may not perform as expected. Inasmuch as the capacity for certain services by certain third parties may be limited, the inability of those third parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

THE FINANCIAL ACCOUNT CARD INDUSTRY IS CLOSELY REGULATED AND CHANGES IN LAWS AND PRACTICES MAY HAVE AN ADVERSE AFFECT ON OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

The United States and Canada closely regulate the financial account card industry. There is a substantial risk that we may be materially and adversely affected by new state or federal regulations or consumer initiatives directed against the financial account card industry in general. Our inability or failure to comply with any adverse changes in the regulatory environment, such as new laws and regulations or new interpretations of existing laws and regulations, could result in fines, class-action litigation or interruption or cessation of certain of our business activities. Any of these events would hurt our customer base and could have a material and adverse effect upon our business, operating results and financial condition.

GOVERNMENT INQUIRIES MAY LEAD TO CHARGES OR PENALTIES.

A large number of transactions will most likely occur on our website. We are subject to laws relating to the use and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. Violation of these laws, which in many cases apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries, and other parties with which we have commercial relations, could subject us to significant penalties and negative publicity and could adversely affect us.

CHANGES TO CREDIT CARD ASSOCIATION, RULES, OR PRACTICES COULD HARM OUR BUSINESS.

Because we are not a bank, we cannot belong to or directly access credit card associations, such as American Express, VISA, MasterCard, DiscoverCard, etc. As a result, we will have to rely on banks or payment processors to process transactions. We will also be required by our processors to comply with credit card association operating rules, and we may have to agree to reimburse our processors for any fines they are assessed by credit card associations as a result of any rule violations by us. The credit card associations and their member banks set and interpret the credit card rules. Some of those member banks may compete with us. American Express, VISA, MasterCard or DiscoverCard could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult or even impossible to follow. As a result, we could lose our ability to give customers the option of using credit cards to fund their transactions. If we are unable to accept credit cards, our business would be seriously, and possibly irreparably, damaged.

We will be required to comply with credit card associations’ special operating rules for Internet payment services. We could be subject to fines from American Express, VISA, MasterCard, DiscoverCard, etc. if we fail to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, we must either prevent such merchants from using our products or register such merchants with American Express, VISA, MasterCard or DiscoverCard and conduct additional monitoring with respect to such merchants. We may incur fines from our credit card processor relating to our failure to detect the use of our service by “high risk” merchants. The amount of these fines could be material, and could result in a termination of our ability to accept credit cards or changes in our process for registering new customers, which would seriously damage our business. We intend to provide controls over such misuse; however, there is no guarantee that our systems will be completely successful in preventing such misuse.

IF WE WERE FOUND TO BE SUBJECT TO OR IN VIOLATION OF ANY U.S. LAWS OR REGULATIONS GOVERNING BANKING, MONEY TRANSMISSION, OR ELECTRONIC FUNDS TRANSFERS, WE COULD BE SUBJECT TO LIABILITY AND FORCED TO CHANGE OUR BUSINESS PRACTICES.

A number of U.S. states have enacted legislation regulating money transmitters. To date, we have not obtained a license in any of these jurisdictions. If we become a licensed money transmitter, we will be subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state regulatory agencies. If we were found to be in violation of any money services laws or regulations, we could be subject to liability, forced to cease doing business with residents of certain states, or forced to change our business practices. Any change to our business practices that would make the service less attractive to customers or prohibit its use by residents of a particular jurisdiction could decrease the velocity of trade and could harm our business. Even if we are not forced to change our business practices, we could be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us.

We believe that the licensing or approval requirements of the U.S. Office of the Comptroller of the Currency, the Federal Reserve Board, and other federal or state agencies that regulate banks, bank holding companies, or other types of providers of e-commerce services do not apply to us, except for certain money transmitter licenses mentioned above. However, one or more states may conclude that we are engaged in an unauthorized banking business. If we are found to be engaged in an unauthorized banking business in one or more states, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business with residents of those states or could be subject to fines and penalties. The need to comply with state laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future. Any change to our business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade and could harm our business.

Although we has not yet applied for or received any interpretations to date, we are assuming that our service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. Any violations could expose us to significant liability. Any negative view in the public’s perception of our compliance with privacy laws and policies could also negatively impact our business.

OUR STATUS UNDER BANKING OR FINANCIAL SERVICES LAWS OR OTHER LAWS IN MARKETS OUTSIDE THE U.S. IS UNCLEAR.

In markets other than the U.S. and Canada, we may have to serve our customers through a wholly-owned offshore subsidiary of our company. In many of these markets, it is not yet clear whether our offshore-based service will be subject to local law or, if it is subject to local law, whether such local law requires a payment processor like us to be licensed as a bank or financial institution or otherwise. Even if we are not required to obtain a license in those countries, future localization or targeted marketing of our service in those countries could require licensure and other laws of those countries (such as data protection and anti-money laundering laws) may apply. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend providing services to customers in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us and involve considerable delay to the provision or development of our product and services. Delay or failure to receive such a license would require us to change our business practices or features in ways that would adversely affect our international expansion plans and could require us to suspend providing services to customers in one or more countries.

AS OUR PRODUCTS ARE INTENDED FOR USE IN THE FINANCIAL ACCOUNT CARD INDUSTRY, ANY DOWNTURN IN THE INDUSTRY WOULD REDUCE THE DEMAND FOR OUR PRODUCTS AND SERVICES AND COULD MAKE OUR BUSINESS UNPROFITABLE.

We have identified a growing market in the financial account card industry for our financial account card product and related services. Many factors could lead to a downturn in this industry, such as changes in the financial account card industry’s regulatory environment. Any such industry downturn would restrict our target market and adversely affect our ability to conduct our business and achieve profitability.

OUR BUSINESS STRATEGY ANTICIPATES INTERNATIONAL SALES. THERE IS SIGNIFICANT RISK ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS AND WE MAY FAIL TO MEET SALES LEVELS REQUIRED IN ORDER TO REMAIN IN BUSINESS.

We anticipate that revenue from the sale of our products and services will be derived from customers located primarily in the U.S. and Canada. Since financial account cards are issued in other countries as well, we anticipate that international sales may account for a portion of our revenues. There can be no assurance that we will be able to manage any international operations effectively or that our activities will enable us to compete successfully in international markets or to satisfy the product, service and support requirements of customers in international markets. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition, and results of operations.

We may sell our services and products in currencies other than the United States dollar, which would make the management of currency fluctuations difficult and expose us to risks in this regard. Our results of operations may be subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our results of operations, or financial condition.

OUR COMPETITORS MAY INFRINGE ON OUR CUSTOMER BASE AND HAVE AN ADVERSE EFFECT UPON OUR BUSINESS AND THE RESULTS OF OPERATIONS.

We have identified a market opportunity for our financial account card product and related services in the financial account card market. Competitors may enter this segment of the financial account card market with superior products and services, thus rendering our products and services obsolete and nullifying our competitive advantage. There may be traditional financial account card providers, such as American Express, VISA, MasterCard, DiscoverCard, etc., that are better financed and have long standing relationships with our primary potential customers. Even if we are successful in receiving a patent on our non-provisional patent application filed with the United States Patent and Trademark Office, there can be no guarantee that such pre-existing companies will not mimic our business model and financial account card product and related services. This would infringe on our customer base and have an adverse affect upon our business and the results of our operations.

WE MAY SUFFER FROM RAPIDLY CHANGING PRODUCTS, SERVICES AND TECHNOLOGIES, WHICH COULD MAKE OUR PRODUCTS AND SERVICES OBSOLETE.

The financial account card industry is generally characterized by rapidly changing products, services and technologies that could result in the obsolescence or short life cycles of our financial account card product and related services. These market characteristics are exacerbated by the changing nature of the financial account card business and the fact that in the near future many companies may introduce financial account card products and related services similar to those offered by us. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our financial account card product and related services, and to provide new and innovative services. Competitors may develop services or technologies that render those of our company obsolete or less marketable. In addition, our systems and services may not prove to be sufficiently reliable or robust in wide spread commercial application.

Item 3.   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2008. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president, chief executive officer and chief financial officer. Based upon that evaluation, our Company’s president, chief executive officer and chief financial officer identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company's president, chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Officers and Directors

On January 18, 2008, Mark Bruk resigned as our Secretary and our Board of Directors appointed Arom Thaveeloue as our Secretary.

The name, address, age, and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Mark Bruk #302 – 738 Broughton Street Vancouver, British Columbia Canada V6G 3A7	49	President, Treasurer and sole Director
Arom Thaveeloue 308/40 Moo 10, Thappraya Soi 15 Nongprue, Banglamung Chonburi, Thailand 20260	33	Secretary

Background of Officers and Directors

Mark Bruk is the founder of our company and has been our President and Treasurer since October 2, 2007 and our sole director since inception (October 1, 2007). On January 18, 2008, Mr. Bruk resigned as Secretary.

Arom Thaveeloue was appointed Secretary on January 18, 2008. Mr. Thaveeloue has been involved primarily in consulting to small and medium size businesses in respect of marketing products and services via the Internet. He brings with him knowledge of Internet marketing, and a contact base in the Southeast Asia region, primarily Thailand, where we have been successfully raising funds pursuant to our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008.

Stock Transfer Agent

We have engaged the services of Signature Stock Transfer, Inc., of 2632 Coachlight Court, Plano, Texas  75093, Tel (972) 612-4120, Fax (972) 612-4122, as our transfer agent.

Item 6.   Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)

10.3	Form of Subscription Agreement Primary Offering
(31)	Section 302 Certification
31.1	Section 302 Certification of Mark Bruk (Chief Executive Officer and Chief Financial Officer)
(32)	Section 906 Certification
32.1	Section 906 Certification of Mark Bruk (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Dated: February 27, 2008

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Kunekt Corporation

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

6.

The small business issuer’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2008.

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Greg Pelling, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-QSB of Kunekt Corporation for the three-month period ended January 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: February 27, 2008.

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kunekt Corporation and will be retained by Kunekt Corporation and furnished to the Securities and Exchange Commission or its staff upon request.