Form 10QSB
period 2008-04-30
KUNEKT CORP
filed 2008-06-13
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

As of June 11, 2008, there were 10,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

KUNEKT CORPORATION

APRIL 30, 2008 QUARTERLY REPORT ON FORM 10-QSB

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

KUNEKT CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008 (Unaudited) and October 31, 2007

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	April 30, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$15,504	$6,466
Prepaid expenses	289	187

Total Current Assets	15,793	6,653

OTHER ASSETS

Patents (Note 4)	17,259	17,259

Total Other Assets	17,259	17,259

TOTAL ASSETS	$33,052	$23,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	April 30, 2008	October 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$3,271	$1,401
Accrued interest – related party (Note 3)	1,070	-
Accrued wages – related party (Note 3)	2,800	500
Notes payable – related party (Note 3)	27,258	17,751

Total Current Liabilities	34,399	19,652

TOTAL LIABILITIES	34,399	19,652

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Stock Subscriptions Payable (Note 5)	15,000	-
Deficit accumulated during the development stage	(26,347)	(5,740)

Total Stockholders’ Equity (Deficit)	(1,347)	4,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,052	$23,912

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2008	From Inception on October 1, 2007 Through April 30, 2008

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	3,979	16,898	20,249
Officer wages	450	2,300	2,800
Incorporation costs	-	-	1,143
General and administrative	252	339	1,085

Total Expenses	4,681	19,537	25,277

OPERATING LOSS	(4,681)	(19,537)	(25,277)

OTHER EXPENSE

Interest expense	(507)	(1,070)	(1,070)

Total Other Expense	(507)	(1,070)	(1,070)

LOSS BEFORE INCOME TAX EXPENSE	(5,188)	(20,607)	(26,347)

Income tax expense	-	-	-

NET LOSS	$(5,188)	$(20,607)	$(26,347)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Stock Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Payable	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance, October 31, 2007	10,000,000	10,000	-	(5,740)

Cash received for stock subscription payable, 750,000 shares at $0.02 per share (Note 5) (unaudited)	-	-	15,000	-

Net loss for the six months ended April 30, 2008 (unaudited)	-	-	-	(20,607)

Balance, April 30, 2008 (unaudited)	10,000,000	$10,000	$15,000	$(26,347)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30, 2008	From Inception on October 1, 2007 Through April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,607)	$(26,347)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(102)	(289)
Increase in accounts payable	1,870	3,271
Increase in accrued expenses – related party	3,370	3,870

Net Cash Used by Operating Activities	(15,469)	(19,495)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	10,000
Cash received for stock subscription	15,000	15,000
Proceeds from related party notes	15,041	15,533
Payments on related party notes	(5,534)	(5,534)

Net Cash Provided by Financing Activities	24,507	34,999

INCREASE IN CASH	9,038	15,504

CASH AT BEGINNING OF PERIOD	6,466	-

CASH AT END OF PERIOD	$15,504	$15,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$17,259

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2008 and October 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form SB-2 filing with the Securities and Exchange Commission. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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

April 30, 2008 and October 31, 2007

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

i.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures  about  fair  value  measurements.  Where  applicable,  SFAS  157  clarifies  and  codifies

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2008 and October 31, 2007

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.

Recent Accounting Pronouncements (continued)

related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The effect of adoption of SFAS 158 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS  159).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2008 and October 31, 2007

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

For the Three Months Ended April 30, 2008		For the Six Months Ended April 30, 2008

Net loss	$(5,188)	$(20,607)

Weighted average number of shares outstanding	10,000,000	10,000,000

Net loss per share	$(0.00)	$(0.00)

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

Accrued Expenses

During the period, the Company’s accrued $450 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 18 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

As of April 30, 2008, the Company had a note payable to an officer totalling $27,258. The note represents patent filing fees paid by the officer totalling $17,259 and cash advances for the payment of

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2008 and October 31, 2007

NOTE 3 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable and Accrued Interest (continued)

general corporate expenses of $15,533. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 7.50% per annum.  The Company has repaid $5,534 of this note as of April 30, 2008.  Accrued interest payable on the note totals $1,070 at April 30, 2008.

NOTE 4 -

PATENTS

Patent filing costs totalling $17,259 were capitalized at October 31, 2007.  The patent is pending and is being developed, as such, it is not being amortized.

On March 21, 2008, the Company received an Official Action (dated March 19, 2008) from the U.S. Patent and Trademark Office for its patent application. The deadline for filing a response to the Official Action is June 19, 2008. However, extensions of time to submit a response may be obtained until September 19, 2008. The U.S. Patent and Trademark Office will deem the application as abandoned if the Company fails to submit a proper response to the Official Action by September 19, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in the Company’s patent application. According to King & Spalding LLP, the Company’s patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the U.S. Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Management, after receiving an opinion from the Company’s patent application counsel, believes that the U.S. Patent and Trademark Office misapplied the cited references to its claims. Management has instructed the Company’s patent application counsel to provide written arguments to the U.S. Patent and Trademark Office to overcome these rejections and do so before the June 19, 2008 deadline. These arguments will highlight the claim elements that are not disclosed in the references and will cost approximately $2,500. The Company’s patent application counsel does not propose amending the claims at this point.

In addition, the Company’s patent application was filed in the U.S. Patent and Trademark Office on May 31, 2007.   If the Company desires patent protection outside the U.S. for its invention, the Company’s patent application counsel recommended filing foreign patent applications not later than May 31, 2008, the one-year anniversary of the U.S. filing date. As management does  not yet know whether the Company’s invention merits foreign patent protection and as it did not file foreign patent applications, but it wants to reserve the right to seek foreign patents, the Company’s patent application counsel recommended filing an international patent application through the Patent Cooperation Treaty (“PCT”). A PCT application filed not later than the one-year anniversary date will extend for eighteen months the final decision to file individual patent applications in PCT Contracting States. The list of PCT Contracting States is available at the World Intellectual Property Organization (WIPO) website located at www.wipo.int/pct. The cost of a PCT application is approximately $3,500, and it merely reserves the Company’s right to file foreign applications at a later date; it does not itself mature into a patent. On May 23, 2008, the Company filed an international patent application through the Patent Cooperation Treaty.

Management has determined that the economic life of the patent to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patent has been issued. The Company evaluates the recoverability of intangible assets, including patents on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets”. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2008 and October 31, 2007

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

Additionally, between January 21, 2008 and the end of the period, the Company received thirty-two (32) subscriptions, for a total of 700,000 shares of common stock (par value $0.001) in the Company. The Company has received $14,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share.

The thirty-three (33) payments have been accounted for as Stock Subscriptions Payable. These subscriptions for shares of common stock in the Company are pursuant to the Company’s prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008.

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

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Bruk, the president, treasurer and sole director of the Company and from the proceeds raised from its offering of its common stock.  However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

On March 21, 2008, we received an Official Action (dated March 19, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Official Action is June 19, 2008. However, extensions of time to submit a response may be obtained until September 19, 2008. The U.S. Patent and Trademark Office will deem the application as abandoned if we fail to submit a proper response to the Official Action by September 19, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in our patent application. According to King & Spalding LLP, our patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the U.S. Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Management, after receiving an opinion from our patent application counsel, believes that the U.S. Patent and Trademark Office misapplied the cited references to our claims. Management has instructed our patent application counsel to provide written arguments to the U.S. Patent and Trademark Office to overcome these rejections and do so before the June 19, 2008 deadline. These arguments will highlight the claim elements that are not disclosed in the references. Our patent application counsel does not propose amending the claims at this point.

Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of our financial account card and related services.

The first stage in the design, development, production, packaging and distribution of our financial account card and related services (including our website), is to prototype the financial account card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features). This is estimated to cost $10,000. We expect to complete this stage prior to the end of our third quarter, fiscal year 2008, which ends on July 31, 2008.

The next stage is to complete the design of the financial account card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features). This is estimated to cost $20,000. We expect to complete this stage prior to the end of our fiscal year 2008, which ends on October 31, 2008.

The final stage is production of a limited number of financial account cards and the development of the website, with limited functionality. This is estimated to cost $10,000. We expect to complete this stage prior to the end of our first quarter, fiscal year 2009, which ends on January 31, 2009.

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

At present, Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $27,258 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. We made arrangements to raise additional cash through our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, and under which we received thirty-three (33) subscriptions for a total of 750,000 shares of our common stock (par value $0.001) which securities were subscribed for at a price of $0.02 per share and from which we received $15,000 as payment for the underlying securities; however, we do intend to raise additional capital through private placements once we obtain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Financial Condition, Liquidity and Capital Resources

As of April 30, 2008, we had $15,504 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next year and as such our president, treasurer and sole director will need to make additional financial commitments to our company, which is not guaranteed. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our financial account card and related services, our marketing campaign, and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock once we obtain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance. There is no additional offering planned at present.

Management believes that if subsequent private placements are successful, we may generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of the anticipated private placement or other equity offering described herein and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we launch our financial account card and related services. Accordingly, we must raise cash from sources other than from the sale of our financial account card and related services. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. The $15,000 we raised under our prospectus offering will not allow us to operate for at least one year, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to obtain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange and raise additional capital through private placements, neither of which is guaranteed. Our success or failure will be determined by our ability to develop our financial account card and related services.

On January 14, 2008, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. On January 14, 2008, we filed our prospectus on Form 424A with the Securities and Exchange Commission.

At April 30, 2008, we had negative working capital of $18,606 compared to negative working capital of $23,218, at January 31, 2007. This decrease in negative working capital is primarily the result of the $15,000 we raised under our prospectus offering.

At April 30, 2008, we had total assets of $33,052 consisting of cash of $15,504, prepaid expenses of $289 and patent filing fees of $17,259, which compares with our total assets at January 31, 2007, of $25,502 consisting of cash of $6,794, prepaid expenses of $1,449 and patent filing fees of $17,259. This change is mainly the result of the $15,000 we raised under our prospectus offering and payment of professional and administrative fees.

At April 30, 2008, our total liabilities were $34,399, consisting of a note payable and accrued interest to our principle executive officer of $28,328, accrued wages payable to our principle executive officer of $2,800 and accounts payable of $3,271. Our total liabilities at January 31, 2007 were $31,461, consisting of a note payable and accrued interest to our principle executive officer of $27,018, accrued wages payable to our principle executive officer of $2,350 and accounts payable of $2,093.

For the three months ended April 30, 2008, net cash used by operating activities was $1,893 and net cash provided by financing activities was $10,603.  From inception on October 1, 2007 through April 30, 2008, net cash used by operating activities was $19,495 and net cash provided by financing activities was $34,999.

Results of Operations

We posted a loss of $5,188 for the three months ending April 30, 2008. The components of the loss were $4,231 in administration and professional fees, $450 in imputed salary and wages expense and $507 in interest expense. Operating expenses for the three months ending April 30, 2008, were $4,681, compared to operating expenses of $14,856 for the period ending January 31, 2008.

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

Off Balance Sheet Arrangements

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor's report on our October 31, 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We raised $15,000 from our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to obtain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance, and raise additional capital through private placements or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $26,347 for the period from October 1, 2007 (date of inception) to April 30, 2008 and we have had no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through private placements of our common stock and/or through debt financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

IF WE DO NOT OBTAIN ADEQUATE FINANCING, OUR BUSINESS WILL FAIL, WHICH WILL RESULT IN THE COMPLETE LOSS OF YOUR INVESTMENT.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of April 30, 2008 is $15,504. We anticipate our minimum average ongoing monthly expenses over the next one year to be $5,000 per month, or $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance.

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

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, IF ANY, WE MAY NEVER ACHIEVE PROFITABILITY.

Prior to the completion of the design and development of our financial account card and related services, establishing our sales and marketing initiatives, and designing and developing our website, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of our financial account card and related services, establishing our sales and marketing initiatives, and designing and developing our website. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries have not yet been identified at the time of the filing of this quarterly report, however management intends to file an international patent application through the Patent Cooperation Treaty which merely reserves our right to file foreign applications at a later date, it does not itself mature into a patent). These funds were anticipated to be derived from our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to obtain a quotation on the Over-The-Counter Bulletin Board or a listing on a recognized exchange, for which there is no assurance, and raise additional capital through private placements.

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

We cannot guarantee that in the future we will be successful in generating revenue or raising funds through the sale of shares or through debt financing to pay for the design and development expenses. As of the date of this quarterly report, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

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

Mark Bruk, our president, treasurer and sole director, has other outside business activities and currently can devote approximately 10-12 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Bruk, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

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

Mark Bruk, our president, treasurer and sole director is receiving compensation and Arom Thaveeloue, our secretary, and/or any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Bruk, Mr. Thaveeloue, or any other personnel in the future, will be determined from time to time by the board of directors, which currently consists solely of Mr. Bruk, or Mr. Bruk in his capacity as our president, as applicable. We expect to reimburse Mr. Bruk, Mr. Thaveeloue and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

SINCE OUR PRESIDENT, TREASURER AND SOLE DIRECTOR CURRENTLY OWNS 100% OF THE ISSUED AND OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS.

As of the date of this quarterly report, Mark Bruk, our president, treasurer and sole director, currently owns 100% of the issued and outstanding shares and will own over 93% after we issue the 750,000 shares of our common stock (par value $0.001) subscribed for by thirty-three (33) subscribers at a price of $0.02 per share under our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. As a result, he may be able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

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

We cannot apply directly to be quoted on the Over-The-Counter Bulletin Board. We are considering pursuing a quotation on the Over-The-Counter Bulletin Board. However, the stock may be quoted or traded only to the extent that there is interest by broker-dealers in acting as a market maker in our stock. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on the Over-The-Counter Bulletin Board.

IN THE EVENT THAT OUR SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF OUR SHARES.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He/she must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

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

SINCE WE HAVE 66,000,000 AUTHORIZED SHARES, OUR MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING OUR CURRENT SHARE HOLDERS' EQUITY.

We have 66,000,000 authorized shares (65,000,000 common shares with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.01 per share), of which only 10,000,000 common shares are currently issued and outstanding and only 10,750,000 common shares will be issued and outstanding after we issue the 750,000 shares of our common stock (par value $0.001) subscribed for by thirty-three (33) subscribers at a price of $0.02 per share under our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

On May 31, 2007, our founder, Mark Bruk, filed a non-provisional patent application with the United States Patent and Trademark Office for our financial account card product. On October 15, 2007, Mark Bruk licensed, on an exclusive basis, all worldwide rights, title and interest in and to the non-provisional patent application to us. Mr. Bruk, and his patent application counsel, did an extensive patent search to determine whether his patent application would meet the United States Patent and Trademark Office’s definition of a patentable invention and whether any existing patents or pending patent applications might preclude the United States Patent and Trademark Office from granting the patent, and concluded that the application should be filed (on the average, patents are granted in of about two out of every three applications for patents which are filed). This patent search process is not infallible and therefore does not guarantee that our founder will be granted a patent.

On March 21, 2008, Mr. Bruk received an Official Action (dated March 19, 2008) from the United States Patent and Trademark Office for his patent application. The deadline for filing a response to the Official Action is June 19, 2008. However, extensions of time to submit a response may be obtained until September 19, 2008. The United States Patent and Trademark Office will deem the application as abandoned if he fails to submit a proper response to the Official Action by September 19, 2008. The United States Patent and Trademark Office Examiner rejected all of the pending claims in his patent application. According to King & Spalding LLP, his patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the United States Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Mr. Bruk, after receiving an opinion from his patent application counsel, believes that the United States Patent and Trademark Office misapplied the cited references to his claims. He has instructed his patent application counsel to provide written arguments to the United States Patent and Trademark Office to overcome these rejections and do so before the June 19, 2008 deadline. These arguments will highlight the claim elements that are not disclosed in the references. His patent application counsel does not propose amending the claims at this point.

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

IF WE DO NOT FILE PATENT APPLICATIONS OR DO NOT RECEIVED A PATENT IN CERTAIN TARGET MARKET COUNTRIES, OUR RIGHTS IN SUCH COUNTRIES MAY BE NIL.

If, due to any number of reasons, we decide not to file patent applications in certain target market countries (which as of the date of this filing have not been determined other than the U.S.), our rights in such countries may be nil and this could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition. If we do file and are unable to obtain a patent in certain target market countries, this could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

On May 23, 2008, we filed an international patent application through the Patent Cooperation Treaty (“PCT”), which does not itself mature into a patent. The PCT application extends for eighteen (18) months the final decision to file individual patent applications in PCT Contracting States. The list of PCT Contracting States is available at the World Intellectual Property Organization (WIPO) website located at www.wipo.int/pct.

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

Item 3.   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2008. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president, chief executive officer and chief financial officer. Based upon that evaluation, our Company’s president, chief executive officer and chief financial officer identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company's president, chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2008, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.  Between January 21, 2008 and the end of the period, we received thirty-three (33) subscriptions, for a total of 750,000 shares of common stock (par value $0.001). We received $15,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share. For a description of use of proceeds see “Part I, Item 2 Management's Discussion and Analysis or Plan of Operation” contained herein.

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

Item 6.   Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
(31)	Section 302 Certification
31.1	Section 302 Certification of Mark Bruk (Chief Executive Officer and Chief Financial Officer)
(32)	Section 906 Certification
32.1	Section 906 Certification of Mark Bruk (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Dated: June 13, 2008

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

Date: June 13, 2008.

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-QSB of Kunekt Corporation for the three-month period ended April 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: June 13, 2008.

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