Form 10QSB/A
period 2008-01-31
KUNEKT CORP
filed 2008-09-08
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

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

Item 6.   Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)

10.3	Form of Subscription Agreement Primary Offering
(31)	Section 302 Certification
31.1	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1	Section 906 Certification of Mark Bruk

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: September 5, 2008

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: September 5, 2008.

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
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

Date: September 5, 2008.

By: /s/ MARK BRUK

Mark Bruk

President and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

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