Form 10QSB
period 2008-07-31
KUNEKT CORP
filed 2008-09-08
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-148264

KUNEKT CORPORATION
(Exact name of small business issuer as specified in its charter)

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

As of September 1, 2008, there were 10,750,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

KUNEKT CORPORATION

JULY 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

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

KUNEKT CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2008 (Unaudited) and October 31, 2007

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	July 31, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$15,208	$6,466
Prepaid expenses	205	187

Total Current Assets	15,413	6,653

OTHER ASSETS

Patents (Note 4)	22,989	17,259

Total Other Assets	22,989	17,259

TOTAL ASSETS	$38,402	$23,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2008	October 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$9,578	$1,401
Accrued interest – related party (Note 3)	1,648	-
Accrued wages – related party (Note 3)	5,725	500
Notes payable – related party (Note 3)	31,575	17,751

Total Current Liabilities	48,526	19,652

TOTAL LIABILITIES	48,526	19,652

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,000,000 shares issued and outstanding, respectively	10,750	10,000
Additional paid-in capital	14,250	-
Deficit accumulated during the development stage	(35,124)	(5,740)

Total Stockholders’ Equity (Deficit)	(10,124)	4,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,402	$23,912

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008	From Inception on October 1, 2007 Through July 31, 2008

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	4,766	21,665	25,016
Officer wages	2,925	5,225	5,725
Incorporation costs	-	-	1,143
General and administrative	508	846	1,592

Total Expenses	8,199	27,736	33,476

OPERATING LOSS	(8,199)	(27,736)	(33,476)

OTHER EXPENSE

Interest expense	(578)	(1,648)	(1,648)

Total Other Expense	(578)	(1,648)	(1,648)

LOSS BEFORE INCOME TAX EXPENSE	(8,777)	(29,384)	(35,124)

Income tax expense	-	-	-

NET LOSS	$(8,777)	$(29,384)	$(35,124)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,366,848	10,123,175

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance, October 31, 2007	10,000,000	10,000	-	(5,740)

Common stock issued for cash at $0.02 per share (Note 5) (unaudited)	750,000	750	14,250

Net loss for the nine months ended July 31, 2008 (unaudited)	-	-	-	(29,384)

Balance, July 31, 2008 (unaudited)	10,750,000	$10,750	$14,250	$(35,124)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31, 2008	From Inception on October 1, 2007 Through July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,384)	$(35,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(18)	(205)
Increase in accounts payable	8,177	9,578
Increase in accrued expenses – related party	6,873	7,373

Net Cash Used by Operating Activities	(14,352)	(18,378)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in patents	(5,730)	(5,730)

Net Cash Used by Investing Activities	(5,730)	(5,730)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	15,000	25,000
Proceeds from related party notes	19,654	20,146
Payments on related party notes	(5,830)	(5,830)

Net Cash Provided by Financing Activities	28,824	39,316

INCREASE IN CASH	8,742	15,208

CASH AT BEGINNING OF PERIOD	6,466	-

CASH AT END OF PERIOD	$15,208	$15,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$17,259

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2008 and October 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form SB-2 filing with the Securities and Exchange Commission. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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

July 31, 2008 and October 31, 2007

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2008 and October 31, 2007

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.

Basic Loss Per Share (continued)

	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008

Net loss	$(8,777)	$(29,384)

Weighted average number of shares outstanding	10,366,848	10,123,175

Net loss per share	$(0.00)	$(0.00)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

j.

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

NOTE 3 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 10,000,000 of the Company’s common stock at a price of $0.001 per share, or $10,000, which represents 93% of the 10,750,000 issued and outstanding common stock of the Company.

Accrued Expenses

For the nine months ended July 31, 2008, the Company’s accrued $5,225 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 209 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

As of July 31, 2008, the Company had a note payable to an officer totalling $31,575. The note represents patent filing fees paid by the officer totalling $17,259 and cash advances for the payment of general corporate expenses of $20,146. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 7.50% per annum.  The Company has repaid $5,830 of this note as of July 31, 2008.  Accrued interest payable on the note totals $1,648 at July 31, 2008.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2008 and October 31, 2007

NOTE 4 -

PATENTS

Patent filing costs totalling $17,259 were capitalized at October 31, 2007 and patent filing costs totalling $5,730 were capitalized at July 31, 2008.  The patent is pending and is being developed, as such, it is not being amortized.

On March 21, 2008, the Company received an Official Action (dated March 19, 2008) from the U.S. Patent and Trademark Office for its patent application. The deadline for filing a response to the Official Action was June 19, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in the Company’s patent application. According to King & Spalding LLP, the Company’s patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the U.S. Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Management, after receiving an opinion from the Company’s patent application counsel, believes that the U.S. Patent and Trademark Office misapplied the cited references to its claims. Management instructed the Company’s patent application counsel to provide written arguments to the U.S. Patent and Trademark Office to overcome these rejections and this was done before the June 19, 2008 deadline. These arguments highlighted the claim elements that are not disclosed in the references. The Company’s patent application counsel did not propose amending the claims at this point.

In addition, if the Company desires patent protection outside the U.S. for its patent application which was filed in the U.S. Patent and Trademark Office on May 31, 2007, the Company’s patent application counsel recommended filing foreign patent applications not later than May 31, 2008, the one-year anniversary of the U.S. filing date. As management does not yet know whether the Company’s invention merits foreign patent protection and as it did not file foreign patent applications, but it wants to reserve the right to seek foreign patents, the Company’s patent application counsel recommended filing an international patent application through the Patent Cooperation Treaty (“PCT”). A PCT application filed not later than the one-year anniversary date will extend for eighteen months the final decision to file individual patent applications in PCT Contracting States. The list of PCT Contracting States is available at the World Intellectual Property Organization (WIPO) website located at www.wipo.int/pct. The PCT application merely reserves the Company’s right to file foreign applications at a later date; it does not itself mature into a patent. On May 23, 2008, the Company filed an international patent application through the Patent Cooperation Treaty.

On June 16, 2008, the Company amended the Patent License Agreement between the Company and its president, treasurer and sole director, Mark Bruk and entered into a Patent License and Royalty Agreement between the Company and Mr. Bruk. Under the terms of the Patent License and Royalty Agreement, (i) the Company will pay to Mr. Bruk twenty-five (25) percent of the gross revenues derived from the use, offer for sale, sell, lease, rent and export of products and related services covered by Mr. Bruk's United States Patent Application, "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", Serial Number #11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007; or any foreign patents corresponding thereto, and/or any divisions, continuations, or reissue thereof, and (ii) the Company is subject to an annual minimum patent royalty payment of $50,000 for the initial one (1) year period commencing upon the issuance of a United States patent in respect of the aforementioned patent application and in subsequent years the annual minimum patent royalty shall increase by one hundred (100) percent from the previous one (1) year period. In addition to a number of standard termination clauses, Mr. Bruk may terminate the Patent License and Royalty Agreement immediately in the event the Company is in breach of payment of the annual minimum patent royalty payment, any patent royalties due or other expenses in respect of the patent application.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2008 and October 31, 2007

NOTE 4 -

PATENTS (CONTINUED)

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

NOTE 5 -

SIGNIFICANT EVENTS

Stock Subscriptions Payable – Common Stock

On January 21, 2008, Arom Thaveeloue, the Company’s Secretary since January 18, 2008, subscribed for 50,000 shares of common stock (par value $0.001) in the Company. The Company received $1,000 in the form of a bank draft as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and subsequently issued on June 16, 2008.

Additionally, between January 21, 2008 and February 15, 2008, the Company received thirty-two (32) subscriptions, for a total of 700,000 shares of common stock (par value $0.001) in the Company. The Company has received $14,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and subsequently issued on June 16, 2008.

These subscriptions for shares of common stock in the Company were pursuant to the Company’s prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2008 and October 31, 2007

NOTE 6 -

GOING CONCERN (CONTINUED)

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

This quarterly report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in "Risk Factors" and elsewhere in this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Plan of Operation

We must raise capital and continue the staged design, development, production, packaging and distribution of our financial account card (the “Kunekt Card”) and related services (including our primary website at www.kunekt.com), and initiate sales and marketing activities.

On March 21, 2008, we received an Official Action (dated March 19, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Official Action was June 19, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in our patent application. According to King & Spalding LLP, our patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the U.S. Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Management, after receiving an opinion from our patent application counsel, believes that the U.S. Patent and Trademark Office misapplied the cited references to our claims. Management instructed our patent application counsel to provide written arguments to the U.S. Patent and Trademark Office to overcome these rejections and this was done before the June 19, 2008 deadline. These arguments highlighted the claim elements that are not disclosed in the references. Our patent application counsel did not propose amending the claims at this point.

Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of the Kunekt Card and related services and our website.

Prior to a full commercial launch of the Kunekt Card and related services, we must design the Kunekt Card, develop the related services (including our website), produce a limited number of Kunekt Cards, and package the Kunekt Card for a trial distribution. As of the date of this quarterly report, we have completed certain aspects of this stage, including the initial logo, layout and colors to be used for the Kunekt Card and our website and determining some of the key features of our related services; however, we focused our efforts during the period covered by this quarterly report primarily on determining how the Kunekt Card will interconnect with existing financial account card systems allowing our card holders to use their Kunekt Card in retail establishments which currently process transactions against American Express, VISA, and/or MasterCard credit and debit cards and continuing to work on our patent application with the U.S. Patent and Trademark Office.

During the next twelve months, we will continue to focus on refining the design of the Kunekt Card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features) and begin prototyping of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards.

Once we have completed the design of the Kunekt Card and the prototype of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards, the next stage will be the production of a limited number of Kunekt Cards and the development of our website, with limited functionality, and a trial distribution of Kunekt Cards to prospective customers.

Over the next twelve months we expect to spend an estimated $39,000 on completing these stages, up to but not including the production of a limited number of Kunekt Cards and the trial distribution of Kunekt Cards.

If we can complete all these stages and we receive a positive reaction from our potential customers, we will attempt to raise additional money through future debt or equity financing to begin production of a limited number of Kunekt Cards and to conduct a trial distribution of Kunekt Cards to prospective customers from North American credit card holders. During this trial distribution, we will continue to refine the related services and optimize our marketing efforts from the market feedback we receive. We do not at this time have an estimate for this stage.

At present, Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $31,389 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. We made arrangements to raise additional cash through our prospectus offering, which was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008, and under which we received thirty-three (33) subscriptions for a total of 750,000 shares of our common stock (par value $0.001) which securities were subscribed for at a price of $0.02 per share and from which we received $15,000 as payment for the underlying securities and which securities were subsequently issued on June 16, 2008; however, we do intend to raise additional capital through future debt or equity financing. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Financial Condition, Liquidity and Capital Resources

As of July 31, 2008, we had $15,208 cash on hand and in the bank. Management has estimated the cost over the next twelve months to be (a) $39,000 to continue development of the Kunekt Card and related services (including our website), and (b) $21,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. However, Mr. Bruk has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. We plan to satisfy our future cash requirements - primarily the working capital required for the production of the Kunekt Card and related services, the trial distribution of the Kunekt Card, and to offset legal and accounting fees - by additional financing. This will likely be in the form of future debt or equity financing.

Management believes that if we obtain sufficient funds to operate our business through future debt or equity financing, we may generate sales revenue within the following twelve months thereof. However, additional debt or equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The staged development of the Kunekt Card and related services (including our website) will continue over the next twelve months. Other than hiring independent consultants to design, develop and market the Kunekt Card and related services (including our website), we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we launch the Kunekt Card and related services. Accordingly, we must raise cash from sources other than from the sale of the Kunekt Card and related services. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. The $15,000 we raised under our prospectus offering will not allow us to operate for at least one year, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to develop and market the Kunekt Card and related services.

On January 14, 2008, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. On January 14, 2008, we filed our prospectus on Form 424A with the Securities and Exchange Commission.

At July 31, 2008, we had negative working capital of $33,113 compared to negative working capital of $18,606, at April 30, 2008. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, and legal and filing fees in respect of our patent application.

At July 31, 2008, we had total assets of $38,402 consisting of cash of $15,208, prepaid expenses of $205 and patent filing fees of $22,989, which compares with our total assets at April 30, 2008, of $33,052 consisting of cash of $15,504, prepaid expenses of $289 and patent filing fees of $17,259. This change is mainly the result of capitalizing the legal and filing fees in respect of our patent application, which were incurred during the period.

At July 31, 2008, our total liabilities were $48,526, consisting of a note payable and accrued interest to our principle executive officer of $33,223, accrued wages payable to our principle executive officer of $5,725 and accounts payable of $9,578. Our total liabilities at April 30, 2008 were $34,399, consisting of a note payable and accrued interest to our principle executive officer of $28,328, accrued wages payable to our principle executive officer of $2,800 and accounts payable of $3,271.

For the three months ended July 31, 2008, net cash used by operating activities was $4,612 and net cash provided by financing activities was $4,317. From inception on October 1, 2007 through July 31, 2008, net cash used by operating activities was $18,378, net cash used by financing activities was $5,730 and net cash provided by financing activities was $39,316.

Results of Operations

We posted a loss of $8,777 for the three months ending July 31, 2008. The components of the loss were $5,274 in administration and professional fees, $2,925 in imputed salary and wages expense and $578 in interest expense. Operating expenses for the three months ending July 31, 2008, were $8,777, compared to operating expenses of $4,681 for the period ending April 30, 2008. We posted a loss of $29,384 for the nine months ending July 31, 2008. The components of the loss were $22,511 in administration and professional fees, $5,225 in imputed salary and wages expense and $1,648 in interest expense.

As of the date of this quarterly report, the current funds available to us will not be sufficient to continue operations. The cost to continue development of the Kunekt Card and related services (including our website) has been estimated at $39,000 over the next one year and the cost of maintaining our reporting status is estimated to be $21,000 over the same period. Our president, treasurer and sole director, Mr. Bruk, has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next one year period, as the expenses are incurred, in the form of a non-secured loan. Management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form SB-2 for the year ended October 31, 2007, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

During the quarter ended July 31, 2008, we did not make any material changes in or to our critical accounting policies.

We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

The carrying amounts of our financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

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

RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements.

Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor's report on our October 31, 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We raised $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $35,124 for the period from October 1, 2007 (date of inception) to July 31, 2008 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $31,575 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

IF WE DO NOT OBTAIN ADEQUATE FINANCING, OUR BUSINESS WILL FAIL, WHICH WILL RESULT IN THE COMPLETE LOSS OF YOUR INVESTMENT.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of July 31, 2008 is $15,208. We anticipate our minimum average ongoing monthly expenses over the next one year to be $5,000 per month, or $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

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

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, IF ANY, WE MAY NEVER ACHIEVE PROFITABILITY.

Prior to the completion of the design and development of the Kunekt Card and related services, establishing our sales and marketing initiatives, and designing and developing our website, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of the Kunekt Card and related services, establishing our sales and marketing initiatives, and designing and developing our website. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries have not yet been identified at the time of the filing of this quarterly report, however, on May 23, 2008, management filed an international patent application through the Patent Cooperation Treaty which merely reserves our right to file foreign applications at a later date. It does not itself mature into a patent. These funds were derived from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional funds through future debt or equity financing.

Within the next one year, increases in expenses associated with the design and development of the Kunekt Card and related services, establishing our sales and marketing initiatives, and designing and developing our website will be attributed primarily to the cost of financial services’ consultants, design consultants and website development consultants.

SINCE WE LACK AN OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE, WHICH MAY RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development-stage company and have just begun the initial stages of the design and development of the Kunekt Card and related services, and designing and developing our website. We were incorporated on October 1, 2007 and to date have been involved primarily in organizational activities and researching the financial account card marketplace. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully.

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

OUR PRESIDENT, TREASURER AND SOLE DIRECTOR IS A NON-RESIDENT OF THE UNITED STATES.

Mark Bruk, our president, treasurer and sole director, is a non-resident of the United States. Accordingly, investors may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company. There can be no assurance management will ever be run by residents of the United States.

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

SINCE OUR PRESIDENT, TREASURER AND SOLE DIRECTOR CURRENTLY OWNS 93% OF THE ISSUED AND OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS.

As of the date of this quarterly report, Mark Bruk, our president, treasurer and sole director, currently owns 93% of the issued and outstanding shares. As a result, he may be able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other shareholders. Factors that could cause his interests to differ from the interests of other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

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

IF WE ARE DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO THE SHAREHOLDERS.

In the event of our dissolution, any proceeds realized from the liquidation of our assets will be distributed to the shareholders only after all claims of our creditors are satisfied. In that case, the ability of our shareholders to recover any portion of their investments in our shares will depend on the amount of funds realized and the claims to be satisfied therefrom.

SINCE WE HAVE 66,000,000 AUTHORIZED SHARES, OUR MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING OUR CURRENT SHARE HOLDERS' EQUITY.

We have 66,000,000 authorized shares (65,000,000 common shares with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.01 per share), of which only 10,750,000 common shares are currently issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

On May 31, 2007, our founder, Mark Bruk, filed a non-provisional patent application with the United States Patent and Trademark Office for our financial account card product (the “Kunekt Card”). On October 15, 2007, Mark Bruk licensed, on an exclusive basis, all worldwide rights, title and interest in and to the non-provisional patent application to us. Mr. Bruk, and his patent application counsel, did an extensive patent search to determine whether his patent application would meet the United States Patent and Trademark Office’s definition of a patentable invention and whether any existing patents or pending patent applications might preclude the United States Patent and Trademark Office from granting the patent, and concluded that the application should be filed (on the average, patents are granted in of about two out of every three applications for patents which are filed). This patent search process is not infallible and therefore does not guarantee that our founder will be granted a patent.

On March 21, 2008, Mr. Bruk received an Official Action (dated March 19, 2008) from the United States Patent and Trademark Office for his patent application. The deadline for filing a response to the Official Action was June 19, 2008. The United States Patent and Trademark Office Examiner rejected all of the pending claims in his patent application. According to King & Spalding LLP, his patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the United States Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

Mr. Bruk, after receiving an opinion from his patent application counsel, believes that the United States Patent and Trademark Office misapplied the cited references to his claims. He instructed his patent application counsel to provide written arguments to the United States Patent and Trademark Office to overcome these rejections and this was done before the June 19, 2008 deadline. These arguments highlighted the claim elements that are not disclosed in the references. His patent application counsel did not propose amending the claims at this point.

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

We will market the Kunekt Card and related services through our website and the Internet. We will rely upon the Internet to contact and solicit orders from prospective customers, and to distribute and receive payment for the Kunekt Card and related services. Our success will be depend in part on computer systems that interconnect our software systems with those of financial account card issuers, and e-commerce connections that allow us to collect revenues for the products and services we provide. Operating malfunctions in the software systems of financial institutions and other parties would have an adverse affect on our operations.

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

IF WE CANNOT CREATE A SIGNIFICANT MARKET FOR THE KUNEKT CARD AND RELATED SERVICES IN WHAT IS AN EXTREMELY COMPETITIVE INDUSTRY, OUR BUSINESS WILL FAIL AND OUR SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Our strategy for growth is substantially dependent upon our ability to market the Kunekt Card and related services successfully to prospective customers. However, the Kunekt Card and related services may not achieve significant acceptance among consumers. Such acceptance, if achieved, may not be sustained for any significant period of time. There is no guarantee that any substitute products or services we develop will be sufficient to permit us to recover our associated costs. Failure of our products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial condition and the results of our operations.

THERE IS A RISK THAT WE MAY BE UNABLE TO CONTINUE OUR SERVICES OR CONTINUE OPERATIONS IF WE EXPERIENCE UNINSURED LOSSES OR AN ACT OF GOD.

We may, but are not required to, obtain comprehensive liability and other business insurance of the types customarily maintained by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would impair our ability to distribute software updates or collect revenues and thus adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts that would not be partially or fully compensated by insurance proceeds.

OUR ENTIRE BUSINESS STRATEGY IS DEPENDENT ON THE SALE OF THE KUNEKT CARD AND RELATED SERVICES. IF WE ARE UNABLE TO ACHIEVE OUR SALES ESTIMATES WE MAY FAIL AND SHAREHOLDERS MAY LOSE THEIR INVESTMENT.

Our strategy for growth may be substantially dependent upon our ability to market and distribute the Kunekt Card and related services successfully and may require us to introduce successful new products and services. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us. There can be no assurance that we will be able to market and distribute our products and services on acceptable terms, or at all. There can be no assurance that we will be able to develop new products and services that will be commercially successful. Failure to market our products and services successfully, or develop, introduce and market new products and services successfully, could have a material adverse effect on our business, financial condition or the results of our operations.

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

Initially, and for the foreseeable future, we will depend upon third party independent contractors to design, develop and supply the Kunekt Card and related services. Further, we plan on retaining independent contractors to provide other essential services to the company. We also anticipate hiring contractors to build our website. Such third party suppliers and contractors have no fiduciary duty to the shareholders of our company and may not perform as expected. Inasmuch as the capacity for certain services by certain third parties may be limited, the inability of those third parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

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

Although we have not yet applied for or received any interpretations to date, we are assuming that our service is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. Any violations could expose us to significant liability. Any negative view in the public’s perception of our compliance with privacy laws and policies could also negatively impact our business.

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

We have identified a growing market in the financial account card industry for the Kunekt Card and related services. Many factors could lead to a downturn in this industry, such as changes in the financial account card industry’s regulatory environment. Any such industry downturn would restrict our target market and adversely affect our ability to conduct our business and achieve profitability.

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

OUR COMPETITORS MAY INFRINGE ON OUR CUSTOMER BASE AND HAVE AN ADVERSE EFFECT UPON OUR BUSINESS AND THE RESULTS OF OPERATIONS.

We have identified a market opportunity for the Kunekt Card and related services in the financial account card market. Competitors may enter this segment of the financial account card market with superior products and services, thus rendering our products and services obsolete and nullifying our competitive advantage. There may be traditional financial account card providers, such as American Express, VISA, MasterCard, DiscoverCard, etc., that are better financed and have long standing relationships with our primary potential customers. Even if we are successful in receiving a patent on our non-provisional patent application filed with the United States Patent and Trademark Office, there can be no guarantee that such pre-existing companies will not mimic our business model and financial account card product and related services. This would infringe on our customer base and have an adverse affect upon our business and the results of our operations.

WE MAY SUFFER FROM RAPIDLY CHANGING PRODUCTS, SERVICES AND TECHNOLOGIES, WHICH COULD MAKE OUR PRODUCTS AND SERVICES OBSOLETE.

The financial account card industry is generally characterized by rapidly changing products, services and technologies that could result in the obsolescence or short life cycles of the Kunekt Card and related services. These market characteristics are exacerbated by the changing nature of the financial account card business and the fact that in the near future many companies may introduce financial account card products and related services similar to those offered by us. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve the Kunekt Card and related services, and to provide new and innovative services. Competitors may develop services or technologies that render those of our company obsolete or less marketable. In addition, our systems and services may not prove to be sufficiently reliable or robust in wide spread commercial application.

Item 3.   Controls and Procedures

As required by Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being July 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president (our principal executive officer, principal financial officer, and principal accounting officer). Based upon that evaluation, our company’s president identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Because of this material weakness, our company’s management believes that as of July 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) were not effective. There have been no changes in our company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Our company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of our company and no owner of record or beneficial owner of more than 5.0% of the securities of our company, or any associate of any such director, officer or security holder is a party adverse to our company or has a material interest adverse to our company in reference to pending litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2008, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement (commission file number 333-148264) effective pursuant to section 8(a) of the Securities Act of 1933, as amended.  Between January 21, 2008 and February 15, 2008, we received thirty-three (33) subscriptions, for a total of 750,000 shares of common stock (par value $0.001). These subscriptions for shares of common stock in our company were pursuant to our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008. We received $15,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and were subsequently issued on June 16, 2008.

We terminated our offering on April 14, 2008 without selling all of registered shares of our common stock. We sold 750,000 out of 4,000,000 registered shares of our common stock prior to the termination of our offering. The following table shows the information regarding the above offering. Other than our company, there was no selling security holder.

Class of Securities Registered	Amount of Securities Registered	Aggregate Price of the Amount of Securities Registered	Aggregate Price of the Amount of Securities Sold
Common Stock	4,000,000	$80,000	$15,000

Use of Proceeds

In the table below you will find our estimated actual use of proceeds for the nine months ending July 31, 2008, compared against the budgeted use of proceeds described in our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008. We have used all the offering proceeds of $15,000, as described below.

	PLANNED IF 25% OF SHARES SOLD	ESTIMATED ACTUAL
GROSS PROCEEDS FROM THE OFFERING	$20,000	$15,000
LESS: DISTRIBUTION EXPENSES
Underwriting discounts and commissions finders' fees, expenses paid to or for underwriters	-
NET PROCEEDS FROM THE OFFERING	$20,000	$15,000
LESS: OFFERING EXPENSES
Legal and auditing expenses	14,800	12,912
SEC Filing Expenses (incl. edgarizing fee)	1,203	960
Stock transfer agent expenses	-	564
SUB-TOTAL	$16,003	$14,436
LESS: DEVELOPMENT EXPENSES
Third-party Consultants (design, development and web)	2,997	-
SUB-TOTAL	$2,997	-
LESS: ADMINISTRATIVE EXPENSES
Travel, entertainment, office supplies, Telephone, Facsimile, Internet	1,000	564
SUB-TOTAL	$1,000	$564
LESS: REPAYMENT OF INDEBTEDNESS
Repayment of note payable to Mark Bruk	-	-
SUB-TOTAL	$1,000	-
TOTALS	$20,000	$15,000

We posted a loss of $29,384 for the nine months ending July 31, 2008. The components of the loss were $22,511 in administration and professional fees, $5,225 in accrued salary and wages expense payable to Mr. Bruk, our president, treasurer and sole director, and $1,648 in accrued interest expense payable to Mr. Bruk, our president, treasurer and sole director.

As of July 31, 2008, we had a note payable to Mr. Bruk totalling $31,575. The note represents patent filing fees paid by Mr. Bruk totalling $17,259 and cash advances for the payment of general corporate expenses of $20,146. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 7.50% per annum.  We have repaid $5,830 of this note as of July 31, 2008.  Accrued interest payable on the note totals $1,648 at July 31, 2008.

For a description of use of proceeds see also “Part I, Item 2 Management's Discussion and Analysis or Plan of Operation” contained herein.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Material Agreements with Related Parties

On June 16, 2008, we amended the Patent License Agreement (see Item 6, Exhibit 10.1 to this quarterly report) between our company and our president, treasurer and sole director, Mark Bruk and entered into a Patent License and Royalty Agreement (see Item 6, Exhibit 10.4 to this quarterly report) between our company and our president, treasurer and sole director, Mark Bruk. Under the terms of the Patent License and Royalty Agreement, (a) we will pay to Mr. Bruk twenty-five (25) percent of the gross revenues derived from the use, offer for sale, sell, lease, rent and export of products and related services covered by Mr. Bruk's United States Patent Application, "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", Serial Number #11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007; or any foreign patents corresponding thereto, and/or any divisions, continuations, or reissue thereof, and (b) we are subject to an annual minimum patent royalty payment of $50,000 for the initial one (1) year period commencing upon the issuance of a United States patent in respect of the aforementioned patent application and in subsequent years the annual minimum patent royalty shall increase by one hundred (100) percent from the previous one (1) year period. In addition to a number of standard termination clauses, Mr. Bruk may terminate the Patent License and Royalty Agreement immediately in the event we are in breach of payment of the annual minimum patent royalty payment, any patent royalties due or other expenses in respect of the patent application.

On June 16, 2008, we entered into a Domain Name Assignment Agreement (see Item 6, Exhibit 10.5 to this quarterly report) between our company and our president, treasurer and sole director, Mark Bruk. Under the terms of the Domain Name Assignment Agreement, Mark Bruk transferred to us the following Internet domain names: Kunekt.com; Kunekt.net; Kunekt.org; Kunect.com; Kunect.net; Kunect.org; Cunekt.com; Cunekt.net; Cunekt.org; Cunect.com; Cunect.net; and Cunect.org. However, if we change our name from Kunekt Corporation, the Domain Name Assignment Agreement immediately terminates and all rights in and to the aforementioned Internet domain names reverts back to Mark Bruk.

Item 6.   Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)

10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4*	Patent License and Royalty Agreement
10.5*	Domain Name Assignment Agreement
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

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

c.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-QSB of Kunekt Corporation for the three-month period ended July 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

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