Form 10-K
period 2008-10-31
KUNEKT CORP
filed 2009-01-26
CIK 1419177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-148264

KUNEKT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1173212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (877) 458-6358

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$15,000 (computed by reference to the last sale price of $0.02 per share on February 15, 2008.)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,750,000 shares of common stock as of January 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

KUNEKT CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

PART I

This annual report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in Item 1A Risk Factors and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean Kunekt Corporation, unless otherwise indicated.

Item 1      Business

Business Development

We are a development-stage company incorporated on October 1, 2007, in the State of Nevada, to enter into the financial account card market with a proprietary patent pending financial account card product and related services that we intend to develop. At this time, our founder, Mark Bruk, believes that a competing single financial account card product does not exist in the marketplace and that he will be successful in receiving a patent in respect of his non-provisional patent application, which was filed with the United States Patent and Trademark Office on May 31, 2007. On October 15, 2007, our founder licensed to us, on an exclusive basis, all worldwide rights, title and interest in and to his non-provisional patent application.

To date, our operations have been limited to researching the financial account card market and the technologies which we can use to develop and market our financial account card product and related services. We have not yet implemented our business model or developed our website. To date, we have generated no revenues from our operations.

Our Business

We plan to provide to personal and business consumers, a new single financial account card (similar in form to a charge card or credit card), which new single financial account card (the “Kunekt Card”) is linked to multiple financial accounts. The Kunekt Card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase. In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a Kunekt Card cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

Market Opportunity

The recent growth in the financial account card market, including the co-branded and affinity card markets, has stimulated demand for a convenient method and associated systems, which can assist a consumer in managing his/her many financial account cards.

We intend to enter this market with a unique product and related services built upon our founder’s invention. Due solely to our product’s ability to reduce security risks associated with carrying multiple cards, while not reducing the importance of the many other features the Kunekt Card and related services provide, we believe there is a substantial market opportunity for the Kunekt Card and related services.

U.S. Credit Card Market

In 2004, there were 1.3 billion credit cards in circulation in the United States, of which 574 million were VISA and MasterCard accounts [Source: CFCCT, Inc. CardRatings.com]. In 2005, the U.S. credit card industry mailed over 6 billion credit card offers, an average of 6 offers per household per month [Source: Mail Monitor by Synovate]. According to the U.S. Federal Reserve, in 1998 the average number of credit cards per card holder was 4.2 [Source: U.S. Federal Reserve].

Market for the Kunekt Card

The use of financial cards for conducting financial transactions is ubiquitous. People use financial cards to purchase a variety of goods and services. Two principal types of financial cards are credit cards and debit cards. Typically, a credit card represents a line of credit that has been issued from a financial institution to an individual, the cardholder. The credit card allows the cardholder to purchase goods and services against the line of credit. The line of credit is associated with an account and that account has certain terms governing how credit is extended to the cardholder. Typical terms include an annual interest rate charged on the amount of money actually lent to the cardholder, a grace period that allows the cardholder to pay for purchases without incurring interest charges, annual fees for the account, and other fees, such a late payment fees. Credit cards may be issued by national card associations, such as American Express or DiscoverCard; a financial institution in conjunction with a national card association, such as a Bank of America, VISA, or MasterCard; or directly from a retailer, such as Macy’s or British Petroleum. Commonly, a cardholder would have many different credit cards at one time.

In contrast, a debit card, sometimes referred to as a check card, allows the cardholder to withdraw funds from the cardholder’s bank account. Instead of making a purchase on credit, as with a credit card, the purchase is made with funds that the cardholder actually has on hand. Generally, a debit card is issued from the financial institution that maintains the financial account containing the funds used for the purchases. This card may be the same card used to receive cash from automated teller machines (ATMs). In some cases, a national card association, such as VISA, may sponsor a debit card, such that the card is honored wherever a VISA credit card is honored. Even in this case, funds are still taken directly from the financial account, rather than against an established line of credit. Often, a cardholder would have both credit cards and debit cards.

Credit card and debit card purchase transactions follow the same general process. A cardholder makes a purchase from a merchant and presents a card to pay for the purchase. The information from the card is taken by the merchant and sent, along with information about the purchase and merchant, to a transaction processor. This transaction processor may be a card association, like American Express, or a third-party vendor, who provides a service to financial institutions by authorizing financial card transactions. For a credit card purchase, the transaction processor compares the amount of the transaction with the amount of available credit on the account and either approves the purchase or declines the purchase. For example, a cardholder may have a VISA card account from Bank of America  with a $2,500 credit limit. In other words, Bank of America has extended the cardholder $2,500 worth of credit. This cardholder may have only $1,000 of available credit on the account. This situation occurs when the cardholder has made $1,500 worth of other purchases that have yet to be paid. If the cardholder tries to purchase a $1,200 television set, that transaction would be declined, since the cardholder has only $1,000 of available credit. Conversely, if the cardholder tries to purchase a meal for $50, that transaction would be approved.

For debit cards, the process is comparable, except the transaction is checked against available funds in an account. At the end of the day, funds are transferred from the account associated with the debit card to the merchant. Often, debit card transactions require a cardholder to enter a personal identification number (PIN) to complete the transaction. A PIN provides an added layer of security, preventing an unauthorized user from accessing the financial account. Of course, some credit cards may also require a PIN in the transaction process.

The prevalence of credit card and debit card transactions has led to individuals having a large number of financial card accounts. One problem with this proliferation of cards is that, if a cardholder loses her wallet, then the loss typically must be reported to a large number of card issuers and a large number of cards have to be replaced. The cardholder is often also at risk for a certain amount of charges on a lost card, such as the first $50 charged. With multiple cards, this charge may be incurred for each lost card.

Another issue with a credit or debit card is that the card is linked to a single credit line or account. Should a purchase exceed the available credit limit or available funds in an account, the cardholder is subjected to a rejected or declined transaction. The cardholder may have to have the merchant go through a few accounts before one is found that has sufficient funds or available credit limit to satisfy the transaction.

What is needed is a single financial card that can be linked to multiple credit and debit accounts, the Kunekt Card. The Kunekt Card would reduce the security risk associated with carrying multiple cards around. The Kunekt Card would be able to access multiple accounts for a single purchase. In this way, varying amounts of available funds or available credit lines associated with these multiple accounts would be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

Description of the Kunekt Card and Related Services

We intend to provide the Kunekt Card and related services, which are based upon our founder’s patent-pending invention relating to a system and method for processing financial transactions. The invention relates to processes and systems that allow multiple financial accounts to be represented by a single financial account and for processing financial transactions associated with the single financial account.

Our founder’s invention provides systems and methods for associating multiple financial accounts with a single multi-card account. The single multi-card account may allow a cardholder to determine an order for processing a financial transaction among the multiple financial accounts. This ordering, or ranking, may be dependent on the type of financial transaction. Also, the cardholder may allow partial payments from multiple financial accounts, such that a single purchase could be allocated to multiple accounts associated with the multi-card account. These systems and methods minimize the number of cards a cardholder must carry, thus minimizing the chance of losing cards or otherwise having an unauthorized use of an account and also minimizing the chance of a rejection of a transaction.

The invention also provides a system for processing a financial transaction. This system includes: a managing module, operable to receive a ranking of a plurality of existing financial accounts comprising a multi-card account, wherein the ranking is the preferred order for which the existing financial accounts should be accessed to fund the financial transaction; and a transaction processing module, operable to process an authorization request for a financial transaction associated with a multi-card account, where the processing is based on the ranking of the plurality of existing financial accounts.

The invention provides for a multi-card for purchasing goods or services. The multi-card includes a plurality of existing financial accounts where the plurality of financial accounts comprise a ranking indicating the preferred order for which the existing financial accounts should be accessed to fund the financial transaction.

Intellectual Properties

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

On March 21, 2008, we received an Official Action (dated March 19, 2008) from the United States Patent and Trademark Office for our patent application. The deadline for filing a response to the Official Action was June 19, 2008. The United States Patent and Trademark Office Examiner rejected all of the pending claims in our patent application. According to King & Spalding LLP, our patent application counsel, this action is not uncommon for a first Official Action on a patent application, as an initial rejection by the United States Patent and Trademark Office shifts the burden of patentability to the applicant and forces the applicant to submit a written paper distinguishing the cited prior art from the claimed invention.

After receiving an opinion from our patent application counsel, we believe that the United States Patent and Trademark Office misapplied the cited references to our claims. We instructed our patent application counsel to provide written arguments to the United States Patent and Trademark Office to overcome these rejections and this was done before the June 19, 2008 deadline. These arguments highlighted the claim elements that are not disclosed in the references. Our patent application counsel did not propose amending the claims at this point.

Soon after August 13, 2008, we received a final Official Action (dated August 13, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Official Action was November 13, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in our patent application. According to our patent application counsel, the U.S. Patent and Trademark Office Examiner rejected all of our arguments and merely repeated earlier rejections from the first Official Action. Our patent application counsel believes that the U.S. Patent and Trademark Office Examiner has misapplied the cited references to our claims and is misreading our claims. Our patent application counsel’s advice was that we file a response to the final Official Action, which was done prior to the deadline of November 13, 2008.

Soon after October 24, 2008, we received an Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action is February 1, 2009. The U.S. Patent and Trademark Office Examiner has not accepted our response to the final Official Action, so according to our patent application counsel we now have a number of options available, which we must decide upon before the February 1, 2009 deadline. One of those options is to abandon the patent application, but we are not entertaining this option. We will decide on our next step prior to the February 1, 2009 deadline.

If we are not granted a patent, we would be required to compete in the financial account card market without the protection of a patent, and this could have a material adverse effect on our ability to establish a base of customers. The inability to obtain a patent could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

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

On June 16, 2008, we amended the patent license agreement between our company and our president, treasurer, and sole director, Mark Bruk and entered into a patent license and royalty agreement between our company and Mr. Bruk. Under the terms of the patent license and royalty agreement, (i) we will pay to Mr. Bruk 25% of the gross revenues derived from the use, offer for sale, sell, lease, rent and export of products and related services covered by Mr. Bruk's United States Patent Application, "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", Serial Number #11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007; or any foreign patents corresponding thereto, and/or any divisions, continuations, or reissue thereof, and (ii) we are subject to an annual minimum patent royalty payment of $50,000 for the initial one (1) year period commencing upon the issuance of a United States patent in respect of the aforementioned patent application and in subsequent years the annual minimum patent royalty shall increase by 100% from the previous 1 year period. In addition to a number of standard termination clauses, Mr. Bruk may terminate the patent license and royalty agreement immediately in the event we are in breach of payment of the annual minimum patent royalty payment, any patent royalties due or other expenses in respect of the patent application.

On June 16, 2008, we entered into a domain name assignment agreement between our company and our president, treasurer and sole director, Mark Bruk. Under the terms of the domain name assignment agreement, Mark Bruk transferred to us the following Internet domain names: Kunekt.com; Kunekt.net; Kunekt.org; Kunect.com; Kunect.net; Kunect.org; Cunekt.com; Cunekt.net; Cunekt.org; Cunect.com; Cunect.net; and Cunect.org for consideration of $1. However, if we change our name from Kunekt Corporation, the domain name assignment agreement immediately terminates and all rights in and to the aforementioned Internet domain names reverts back to Mark Bruk.

On September 24, 2008, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office.

Government Regulations and Approvals

The United States and Canada closely regulate the financial account card industry. For example, we anticipate that when we launch our financial account card product and related services we will be subject to laws relating to the use and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. Also a number of U.S. states have enacted legislation regulating money transmitters. To date, we have not obtained a license in any of these jurisdictions. If we become a licensed money transmitter, we will be subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state regulatory agencies.

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

Although we have not yet applied for or received any interpretations to date, we are assuming that our service will be subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, we anticipate that we will be subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that we receive may be subject to limitations on reuse and disclosure.

As we have not yet completed the development of our financial account card product and related services we have yet to retain the services of third-party specialists we will require to determine exactly what government approvals we will require and under which government regulations we will be governed.

Research and Development Activities

During the period from inception on October 1, 2007 through to October 31, 2007, we did not have any expenses related to research and development of our financial account card and related services, including our web site. During the 12-month period ending October 31, 2008, we spent $3,325 on research and development of our financial account card and related services, including our website. Our research and development costs are borne entirely by the company.

Competitive Advantages

We may compete with traditional financial account card providers, such as American Express, VISA, MasterCard, DiscoverCard, etc. However, we will offer a product and related services, which enhance a consumers experience using these providers’ financial cards and as such, may partner with, rather than compete with, such traditional financial account card providers. At this time, our founder, Mark Bruk, believes that a competing single financial account card product does not exist in the marketplace.

Marketing

Our initial marketing efforts may include:

•

Participating in the finance services industry’s trade shows;

•

Direct marketing to consumers;

•

Trade Magazine and online advertising;

•

Approaching consumer finance services industry organizations, such as the Association of Independent Consumer Credit Counseling Agencies and the Canadian Bankers Association.

Employees

At present, we have no employees other than our current president, treasurer and sole director, Mark Bruk. He devotes approximately 10 to 20 hours per week to our operations.

Item 1A      Risk Factors

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements.

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

Our auditor's report on our October 31, 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We raised $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $55,328 for the period from October 1, 2007 (date of inception) to October 31, 2008 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $47,679 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of October 31, 2008 is $3,380. We anticipate our minimum average ongoing monthly expenses over the next one year to be $5,000 per month, or $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

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

Prior to the completion of the design and development of the Kunekt Card and related services, establishing our sales and marketing initiatives, and designing and developing our website, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the design and development of the Kunekt Card and related services, establishing our sales and marketing initiatives, and designing and developing our website. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries have not yet been identified at the time of the filing of this annual report, however, on May 23, 2008, management filed an international patent application through the Patent Cooperation Treaty which merely reserves our right to file foreign applications at a later date. It does not itself mature into a patent). These funds were derived from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional funds through future debt or equity financing.

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

We cannot guarantee that in the future we will be successful in generating revenue or raising funds through the sale of shares or through debt financing to pay for the design and development expenses. As of the date of this annual report, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

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

As of the date of this annual report, Mark Bruk, our president, treasurer and sole director, currently owns 93% of the issued and outstanding shares. As a result, he is able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other shareholders. Factors that could cause his interests to differ from the interests of other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Securities Exchange Act of 1934. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Securities Exchange Act of 1934 subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)

if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)

if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

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

Since we have 66,000,000 authorized shares, our management could issue additional shares, diluting our current shareholders' equity.

We have 66,000,000 authorized shares (65,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share), of which only 10,750,000 common shares are currently issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

Soon after October 24, 2008, we received an Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for our patent application for the Kunekt Card. The deadline for filing a response to the Advisory Action is February 1, 2009. The U.S. Patent and Trademark Office Examiner has not accepted our response to the final Official Action, so according to our patent application counsel we now have a number of options available, which we must decide upon before the February 1, 2009 deadline. One of those options is to abandon the patent application, but we are not entertaining this option. We will decide on our next step prior to the February 1, 2009 deadline.

If we are not granted a patent, we would be required to compete in the financial account card market without the protection of a patent, and this could have a material adverse effect on our ability to establish a base of customers. The inability to obtain a patent could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We plan to aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also plan to rely on contractual restrictions to protect our proprietary rights in products and services. We plan to enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we plan to take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We plan to pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. On September 24, 2008, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We plan to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

Changes to credit card association rules or practices could harm our business.

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

Although we have not yet applied for or received any interpretations to date, we are assuming that our service will be subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our service, follow specified error resolution procedures and absorb losses above $50 from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act, state financial privacy laws, and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through its service. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with them. Even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction. Any violations could expose us to significant liability. Any negative view in the public’s perception of our compliance with privacy laws and policies could also negatively impact our business.

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

We have identified a market opportunity for the Kunekt Card and related services in the financial account card market. Competitors may enter this segment of the financial account card market with superior products and services, thus rendering our products and services obsolete and nullifying our competitive advantage, especially if we do not receive a patent on our non-provisional patent application filed with the United States Patent Trademark Office. There may be traditional financial account card providers, such as American Express, VISA, MasterCard, DiscoverCard, etc., that are better financed and have long standing relationships with our primary potential customers. Even if we are successful in receiving a patent on our non-provisional patent application, there can be no guarantee that such pre-existing companies will not mimic our business model and financial account card product and related services. This would infringe on our customer base and have an adverse affect upon our business and the results of our operations.

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

Item 1B      Unresolved Staff Comments

Not applicable.

Item 2      Properties

Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (877) 458-6358 and our fax number is (866) 386-6365. Our operational premises are located where our president is operating from, which is either his home in Vancouver, Canada or his home in Chaiyaphum, Thailand. These operational premises are provided at no charge by our president. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

For information regarding non-provisional patent application and domain names, please see Item 1 Business.

Item 3      Legal Proceedings

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

Item 4      Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

There is no established public trading market for our common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol “KNKT.OB”, but there have been no trades in shares of our common stock.

Holders of Our Common Stock

As of January 5, 2009, there were 34 holders of record of our common stock. Our transfer agent is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•

we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since November 1, 2007, we have not sold any equity securities that were not registered under the Securities Act of 1933.

Purchase of Equity Securities by Our Company and Affiliated Purchasers

None.

Item 6      Selected Financial Data

Not applicable.

Item 7      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Soon after October 24, 2008, we received an Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action is February 1, 2009. The U.S. Patent and Trademark Office Examiner has not accepted our response to the final Official Action, so according to our patent application counsel we now have a number of options available, which we must decide upon before the February 1, 2009 deadline. One of those options is to abandon the patent application, but we are not entertaining this option. We will decide on our next step prior to the February 1, 2009 deadline. For more information about our non-provisional patent application, please see Item 1 Business.

Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of the Kunekt Card and related services and our website.

Plan of Operation

Prior to a full commercial launch of the Kunekt Card and related services, we must design the Kunekt Card, develop the related services (including our website), produce a limited number of Kunekt Cards, and package the Kunekt Card for a trial distribution. As of the date of this annual report, we have completed certain aspects of this stage, including the initial logo, layout and colors to be used for the Kunekt Card and our website and determining some of the key features of our related services; however, we focused our efforts during the period covered by this annual report primarily on determining how the Kunekt Card will interconnect with existing financial account card systems allowing our card holders to use their Kunekt Card in retail establishments which currently process transactions against American Express, VISA, and/or MasterCard credit and debit cards and continuing to work on our patent application with the U.S. Patent and Trademark Office.

During the next twelve months, we will continue to focus on refining the design of the Kunekt Card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features) and begin prototyping of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards. During the fourth quarter ending October 31, 2008, our president was unable to devote sufficient time to move the development of the Kunekt Card and related system ahead and therefore we expect that over the next twelve months we will complete what we had previously anticipated we would complete before July 31, 2009.

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

Over the next twelve months we have estimated that we will need to spend between $48,000 to $72,000 on completing these stages, up to but not including the production of a limited number of Kunekt Cards and the trial distribution of Kunekt Cards.

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

Financial Condition, Liquidity and Capital Resources

At October 31, 2008, we had $3,380 cash on hand and in the bank compared to $6,466 in cash at October 31, 2007.

At October 31, 2008, we had negative working capital of $54,811 compared to negative working capital of $12,999, at October 31, 2007. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, and legal and filing fees in respect of our patent application.

At October 31, 2008, we had total assets of $27,998 consisting of cash of $3,380, prepaid expenses of $135 and patent filing fees of $24,483. Our total assets at October 31, 2007 were $23,912 consisting of cash of $6,466, prepaid expenses of $187 and patent filing fees of $17,259. This change is primarily the result of the $15,000 we raised through the initial public offering of shares of our common stock, and capitalizing the legal and filing fees in respect of our patent application, which legal and filing fees were incurred during the period.

At October 31, 2008, our total liabilities were $58,326, consisting of a note payable and accrued interest to our principle executive officer of $50,193, accrued wages payable to our principle executive officer of $6,000 and accounts payable of $2,133. Our total liabilities at October 31, 2007 were $19,652, consisting of a note payable and accrued interest to our principle executive officer of $17,751, accrued wages payable to our principle executive officer of $500 and accounts payable of $1,401.

For the year ended October 31, 2008, net cash used by operating activities was $42,206, net cash used by investment activities was nil, net cash provided by financing activities was $39,120, notes payable issued for patent filing costs was $5,808 and accounts payable issued for patent filing costs was $1,416. From inception on October 1, 2007 through October 31, 2008, net cash used by operating activities was $46,232, net cash used by investment activities was nil, net cash provided by financing activities was $49,612, notes payable issued for patent filing costs was $23,067 and accounts payable issued for patent filing costs was $1,416.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “Kunekt Card”) and related services (including our primary website at www.kunekt.com), and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) between $48,000 and $72,000 to continue development of the Kunekt Card and related services (including our website), and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $47,679 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined.

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

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we launch the Kunekt Card and related services. Accordingly, we must raise cash from sources other than from the sale of the Kunekt Card and related services. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. We have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to develop and market the Kunekt Card and related services.

Results of Operations

		Year Ended October 31, 2008		From Inception on October 1, 2007 through October 31, 2007
Revenue	$	Nil	$	Nil
Operating Expenses		47,074		5,740
Net Income (Loss)		(49,588)		(5,740)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the year ended October 31, 2008 were $37,013 compared to $3,351 for the period from our inception on October 1, 2007 through October 31, 2007. The increase in professional and legal fees was primarily attributable to the fact that last fiscal year consisted of only one month. For the year ended October 31, 2008 accounting fees were $1,825, auditing fees were $8,965, legal fees were $13,674, stock transfer agent fees were $10,311 and miscellaneous professional fees were $2,238, compared to $950, $1,310, $1,091, nil and nil respectively for the period from our inception on October 1, 2007 through October 31, 2007.  Officer wages for the year ended October 31, 2008 were $5,500 compared to $500 from our inception on October 1, 2007 through October 31, 2007. During the year ended October 31, 2008, our president, Mark Bruk, worked 220 hours at a rate of $25 per hour and, as a result, we accrued $5,500 in wages payable to Mr. Bruk. From our inception on October 1, 2007 through October 31, 2007, Mr. Bruk worked 20 hours at a rate of $25 per hour and, as a result, we accrued $500 in wages payable to Mr. Bruk. From our inception on October 1, 2007 through October 31, 2007, we incurred incorporation costs of $1,143 relating to the incorporation of our company in Nevada. General and administrative expenses for the year ended October 31, 2008 was $4,561 compared to $746 from our inception on October 1, 2007 through October 31, 2007. The increase in general and administrative expenses was primarily attributable to the fact that last fiscal year consisted of only one month.

The following table shows a breakdown of material components of our patent filing costs and expenses:

	Year Ended October 31, 2008	From Inception on October 1, 2007 through October 31, 2007
Patent filing costs	$5,808	$17,259
Accounting fees	1,825	950
Auditing fees	8,965	1,310
Legal fees	13,674	1,091
Stock transfer agent fees	10,311	Nil
General and administrative expenses	4,561	746
Officer wages	5,500	500

Financing Activities

Financing activities resulted in a net cash inflow of $39,120 for the year ended October 31, 2008 compared to a net cash inflow of $10,492 for the period from inception on October 1, 2007 through October 31, 2007.

Between January 21, 2008 and February 15, 2008, we received thirty-three (33) subscriptions, for a total of 750,000 shares of common stock (par value $0.001). Arom Thaveeloue, our secretary, subscribed for 50,000 shares of common stock (par value $0.001) and we received $1,000 in the form of a bank draft as payment for the underlying securities. These subscriptions for shares of common stock in our company were pursuant to our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008. We received $15,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and were subsequently issued on June 16, 2008.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2009 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of January 5, 2009, we had 10,750,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our annual report on Form SB-2 for the year ended October 31, 2007, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended October 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after November 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15,. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

Item 7A      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8      Financial Statements and Supplementary Data

Our fiscal year end is October 31. Our audited financial statements are stated in U.S. dollars and are prepared in conformity with generally accepted accounting principles of the United States.

Our financial statements for the fiscal year ended October 31, 2008 immediately follow:

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Kunekt Corporation

Carson City, Nevada

We have audited the accompanying balance sheets of Kunekt Corporation as of October 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended October 31, 2008 and 2007 and from inception on October 1, 2007 through October 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kunekt Corporation as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and from inception on October 1, 2007 through October 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 5 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Kunekt Corporation's internal control over financial reporting as of October 31, 2008 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 10, 2009

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
October 31, 2008		October 31, 2007

CURRENT ASSETS

Cash	$3,380	$6,466
Prepaid expenses	135	187

Total Current Assets	3,515	6,653

OTHER ASSETS

Patents (Note 3)	24,483	17,259

Total Other Assets	24,483	17,259

TOTAL ASSETS	$27,998	$23,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

October 31, 2008		October 31, 2007

CURRENT LIABILITIES

Accounts payable	$2,133	$1,401
Accrued interest – related party (Note 2)	2,514	-
Accrued wages – related party (Note 2)	6,000	500
Notes payable – related party (Note 2)	47,679	17,751

Total Current Liabilities	58,326	19,652

TOTAL LIABILITIES	58,326	19,652

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,000,000 shares issued and outstanding, respectively	10,750	10,000
Additional paid-in capital	14,250	-
Deficit accumulated during the development stage	(55,328)	(5,740)

Total Stockholders’ Equity (Deficit)	(30,328)	4,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,998	$23,912

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended October 31, 2008	From Inception on October 1, 2007 Through October 31, 2007	From Inception on October 1, 2007 Through October 31, 2008

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	37,013	3,351	40,364
Officer wages	5,500	500	6,000
Incorporation costs	-	1,143	1,143
General and administrative	4,561	746	5,307

Total Expenses	47,074	5,740	52,814

OPERATING LOSS	(47,074)	(5,740)	(52,814)

OTHER EXPENSE

Interest expense	(2,514)	-	(2,514)

Total Other Expense	(2,514)	-	(2,514)

LOSS BEFORE INCOME TAX EXPENSE	(49,588)	(5,740)	(55,328)

Income tax expense	-	-	-

NET LOSS	$(49,588)	$(5,740)	$(55,328)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,280,738	5,333,333

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance, October 31, 2007	10,000,000	10,000	-	(5,740)

Common stock issued for cash at $0.02 per share (Note 4)	750,000	750	14,250

Net loss for the period ended October 31, 2008	-	-	-	(49,588)

Balance, October 31, 2008	10,750,000	$10,750	$14,250	$(55,328)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2008	From Inception on October 1, 2007 Through October 31, 2007	From Inception on October 1, 2007 Through October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(49,588)	$(5,740)	$(55,328)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	52	(187)	(135)
(Decrease) increase in accounts payable	(684)	1,401	717
Increase in accrued expenses – related party	8,014	500	8,514

Net Cash Used by Operating Activities	(42,206)	(4,026)	(46,232)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	15,000	10,000	25,000
Proceeds from related party notes	53,680	492	54,172
Payments on related party notes	(29,560)	-	(29,560)

Net Cash Provided by Financing Activities	39,120	10,492	49,612

INCREASE IN CASH	(3,086)	6,466	3,380

CASH AT BEGINNING OF PERIOD	6,466	-	-

CASH AT END OF PERIOD	$3,380	$6,466	$3,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$5,808	$17,259	$23,067
Accounts payable issued for patents	$1,416	-	1,416

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “Kunekt Card”) and related services that the Company intends to develop. The Company expects to provide personal and business consumers with the Kunekt Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. The Kunekt Card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase.  In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

i.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after November 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Year Ended October 31, 2008	From Inception on October 1, 2007 Through October 31, 2007

Net loss	$(49,588)	$(5,740)

Weighted average number of shares outstanding	10,280,738	5,333,333

Net loss per share	$(0.00)	$(0.00)

Net loss per share is computed in accordance with SFAS No. 128, “Earning Per Share”, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

k.

Income Taxes

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of October 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction. The company was incorporated in Nevada in October of 2007; therefore, the Company is subject to U.S. federal examinations by tax authorities since inception. Since Nevada does not have a state income tax no returns are required to be filed in that jurisdiction.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

k.

Income Taxes (continued)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets and liabilities consist of the following components as of October 31:

	2008	2007
Deferred tax assets:

NOL carryover	$18,196	$2,044

Accrued Liabilities	3,320	195

Deferred tax liabilities:	-	-

Valuation allowance	(21,516)	(2,239)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended October 31, 2007 and October 31, 2008 due to the following:

	2008	2007

Book income (loss)	(19,339)	(2,239)
Valuation allowance	19,339	2,239

	$-	$-

At October 31, 2008, the Company had net operating loss carryforwards of approximately $46,700 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the October 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 2 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 10,000,000 shares of the Company’s common stock at a price of $0.001 per share, or $10,000, which represents 93% of the 10,750,000 issued and outstanding common stock of the Company.  On January 21, 2008, corporate officer Arom Thaveeloue acquired 50,000 shares of the Company’s common stock at a price of $0.02 per share, or $1,000, which represents less than 1% of the 10,750,000 issued and outstanding common stock of the Company.

Accrued Expenses

For the twelve months ended October 31, 2008, the Company accrued $5,500 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 220 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

As of October 31, 2008, the Company had a note payable to an officer totalling $47,679. The note represents patent filing fees paid by the officer totalling $23,067 and cash advances for the payment of general corporate expenses of $52,244. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 7.50% per annum.  The Company has repaid $29,560 of this note as of October 31, 2008.  Accrued interest payable on the note totals $2,514 at October 31, 2008.

NOTE 3 -

PATENTS

Patent filing costs totalling $17,259 were capitalized at October 31, 2007 and additional patent filing costs totalling $7,224 were capitalized during the year ended October 31, 2008.  The patent is pending and is being developed, as such, it is not being amortized.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 3 -

PATENTS (CONTINUED)

Soon after August 13, 2008, the Company received a final Official Action (dated August 13, 2008) from the U.S. Patent and Trademark Office for its patent application. The deadline for filing a response to the Official Action was November 13, 2008. The U.S. Patent and Trademark Office Examiner rejected all of the pending claims in the Company’s patent application. According to the Company’s patent application counsel, the U.S. Patent and Trademark Office Examiner rejected all of the Company’s arguments and merely repeated his earlier rejections from the first Office Action. The Company’s patent application counsel believes that the U.S. Patent and Trademark Office Examiner has misapplied the cited references to the Company’s claims and is misreading its claims. The Company’s patent application counsel’s advise was that it file a response to the final Official Action, which was done prior to the deadline of November 13, 2008.

Soon after October 24, 2008, the Company received the Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for its patent application. The deadline for filing a response to the Advisory Action is February 1, 2009. The U.S. Patent and Trademark Office Examiner has not accepted the Company’s response to the final Official Action, so according to the Company’s patent application counsel it now has a number of options available, which the Company must decide upon before the February 1, 2009 deadline. One of those options is to abandon the patent application and this option is not being entertained by the Company. The Company will decide on its next step prior to the February 1, 2009 deadline.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 3 -

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

NOTE 4 -

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

NOTE 5 -

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2008 and 2007 and From Inception on

October 1, 2007 Through October 31, 2008

NOTE 5 -

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

PART II (Continued)

Item 9      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A      Controls and Procedures

Not applicable.

Item 9A(T)      Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2008 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s October 31, 2008 financial statements.

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended October 31, 2008 that was not previously reported.

PART III

Item 10      Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of our shareholders or until their successors are elected and qualify. Our board of directors appoints officers and their terms of office are at the discretion of our board of directors.

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk (1) British Columbia, Canada	President, Treasurer, Director	50	October 1, 2007

(1)   Resigned as Secretary on January 18, 2008.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization in which he or she was employed.

Mark Bruk

Mark Bruk is the founder of our company and has been our President and Treasurer since October 2, 2007 and our sole director since inception (October 1, 2007).

Prior to founding our company he was the founder, Chief Executive Officer and Chairman of CounterPath Corporation from its inception in October 2001 to August 2007 where he had overall control of the company's development and direction. CounterPath Corporation is a world leader in the development of innovative multimedia VoIP (Voice over Internet Protocol) softphones and SIP applications. CounterPath has a flexible, user friendly and feature-rich product suite, which enables its clients to cost-effectively integrate or bundle voice, video, presence and IM applications into their VoIP solutions. CounterPath Corporation’s clients include some of the world’s largest telecommunications service providers and network equipment providers, including Alcatel-Lucent, AT&T, BT (British Telecommunications PLC), Cisco Systems, Deutsche Telekom and Portugal Telecom. Since August 2007, he is Vice Chairman and a director of CounterPath Corporation.

Prior to founding CounterPath Corporation, he was the founder and Chief Executive Officer and Chairman of eduverse.com where he had overall control of the company's development and direction, and also managed operations in Asia. eduverse.com signed agreements with the Ministry of Education, China, the Ministry of Education, Malaysia, the Ministry of University Affairs, Thailand, AOL, StarTV, Sina, ZapMe, Acer, eHola, The Star (Malaysia), and Proctor and Gamble Manufacturing (Thailand) Co., Ltd.

Prior to founding eduverse.com, Mr. Bruk served as Vice President of applications and subsequently Vice President of Research & Development for PhotoChannel Networks Inc. (formerly InMedia Presentations, Inc.), a multimedia software company (PhotoChannel). Under Mr. Bruk's initiative and management, PhotoChannel developed the world's first web-based 100% pure HTML slideshow player and the world's first 100% pure Java slide show player. PhotoChannel's software was bundled with digital cameras manufactured by Casio, Nikon, Olympus and Kodak.

Family Relationships

There are no family relationships among our directors or our executive officers.

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest between Mr. Bruk's other business interests and his involvement in our company. Mr. Bruk has the flexibility to work on our company approximately 10-12 hours per week. He is prepared to devote more time to our operations as may be required.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

Board of Directors

Mark Bruk is our sole director. Because Mr. Bruk is our president and treasurer, he is not independent. Because Mr. Bruk, our sole director, is the only executive officer of our company, it is not possible for our board of directors to exercise independent supervision over our management. We believe that retaining one or more directors who would qualify as independent would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Directorships

Mark Bruk, our sole director, is a director of CounterPath Corporation, a public company with a class of securities registered under section 12 of the United States Securities Exchange Act of 1934.

Orientation and Continuing Education

Due to the size of our board of directors, our board of directors does not have a formal process of orientation or education program for the new members of our board of directors. However, any new directors will be given the opportunity to (a) familiarize themselves with our company, the current director and member of management; (b) review copies of recently publicly filed documents of our company, technical reports and our internal financial information; (c) have access to technical experts and consultants; and (d) review a summary of significant corporate and securities legislation. Due to our small size, our board of directors do not provide continuing education for directors. Board meetings may also include presentations by our management and consultants to give the directors additional insight into our business.

Ethical Business Conduct

Our board of directors has found that the fiduciary duties placed on the director by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on a director’s participation in decisions of our board of directors in which the director has an interest have been sufficient to encourage and promote a culture of ethical business conduct. Also our board of directors carefully examine issues and consults with outside counsels and other advisors in appropriate circumstances to ensure that we conduct our business ethically.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Director Nominations

There is no formal process for identifying new candidates. The process of identifying and evaluating candidates for board nomination sometimes begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for directors.

As of the date of this annual report on Form 10-K, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our company does not currently have a policy with regard to the consideration of any director candidates recommended by our stockholders. Our board of directors does not believe that it is necessary to have a policy with regard to the consideration of any director candidates recommended by stockholders as any such candidates can be appropriately evaluated by our board of directors. We, however, encourage stockholders to recommend candidates directly to the secretary by sending communications to “The Secretary of Kunekt Corporation”, 112 North Curry Street, Carson City, Nevada 89703.

Compensation

Our board of directors determines compensation for our president and director. In determining the compensation, our board of directors considers the qualifications and experiences of a director or president and the responsibilities and risks of being a director or president of a public company.

Assessments

Our board of directors has no specific procedures for regularly assessing the effectiveness and contribution of our board of directors, its committees, if any, or individual director.

Committees of the Board of Directors

We currently act without a standing audit committee, compensation committee, nominating committee or corporate governance committee but our board of directors acts as our audit, compensation, nominating and corporate governance committee.

Audit Committee Disclosure

Audit Committee Charter

We do not have an audit committee charter.

Composition of the Audit Committee

Our board of directors acts as our audit committee and oversees the accounting and financial reporting processes and audits of the financial statements of our company.

Our board of directors consists of Mark Bruk. Mr. Bruk is financially literate, but is not independent.

Relevant Education and Experience

Since 1998 Mr. Bruk has been the president or chief executive officer of a US public company. During these past ten years he has been responsible for reviewing financial statements of these public companies and has built a good understanding in this regard.

Reliance on Certain Exemptions

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditors, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditors in the financial year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Exemption

We are relying on the exemption provided by section 6.1 of National Instrument 52-110 which provides that our company, as a venture issuer, is not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on October 31, 2008 and 2007. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to October 31, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk President, Treasurer and Director	2008 2007	5,500 500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,500 500

We did not pay any other salaries in 2008. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

Long-term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

At present, we have no employees other than our current president, treasurer and sole director, Mark Bruk. We have made provisions for paying cash and/or non-cash compensation to our president, treasurer and sole director, Mark Bruk. Effective as of October 1, 2007, we agreed to pay Mr. Bruk a professional services’ fee of $25 per hour for time spent on our business. Mr. Bruk agreed to have any monies owing to him in relation to his services be considered a loan to our company. Mr. Bruk’s fee accrues each month and is added to any outstanding loan amount. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with Mr. Bruk, or enter into employment agreements with future key staff members.

Director Compensation

Our director is not compensated by us for acting as such and we did not compensate our director for acting as such during the fiscal year ended October 31, 2008.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on January 5, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 5, 2009, we had 10,750,000 shares of our common stock issued and outstanding. Accordingly, 10,750,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Mark Bruk #302 – 738 Broughton Street Vancouver, British Columbia Canada V6G3A7	10,000,000	93%
Common Stock	Director and Officer (1 – as a group)	10,000,000	93%

 (1)      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)       Percentage based on 10,750,000 shares of common stock outstanding on January 5, 2009.

Changes in Control

As of the date of this annual report on Form 10-K, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

Since our inception on October 1, 2007, we have not had any equity compensation plans either approved or not approved by our security holders.

Item 13      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest since our inception on October 1, 2007.

On October 15, 2007, we issued a total of 10,000,000 shares of common stock to Mark Bruk, our president, treasurer sole director, and a holder of approximately 93% of issued and outstanding shares of our common stock, for total cash consideration of $10,000. This was accounted for as a purchase of common stock.

Effective as of October 1, 2007, we entered into a shareholder loan agreement with Mr. Bruk, whereby Mr. Bruk agreed to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The interest rate on the loan is 7.50% and will accrue annually. For the purpose of calculating interest owing on the outstanding loan amount, the outstanding loan amount will be recalculated at the end of each month, until the loan is fully repaid, taking into account any (i) new funds loaned to us by Mr. Bruk, and (ii) payments to Mr. Bruk by us, which payments will be applied on a last-in, first-out basis. The largest aggregate amount of principal outstanding since inception on October 1, 2007 was $47,679, the amount outstanding at October 31, 2008 was $47,679, the amount of principal paid since inception on October 1, 2007 was $29,560, the amount of interest paid since inception on October 1, 2007 is nil and the amount of interest payable at October 31, 2008 is $2,514.

On October 15, 2007, we entered into a patent license agreement with Mr. Bruk (see “Part IV Item 15 Exhibits, Financial Statement Schedules, Exhibit 10.1” to this annual report on Form 10-K), whereby Mr. Bruk granted us a fully paid-up, worldwide exclusive license to the pending patent to Mr. Bruk relating to his invention in the field of financial account cards. The license allows us to make, use, offer for sale, sell, lease, rent and export the products and related services covered under the pending patent. In consideration for the license, we agreed to pay Mr. Bruk all out-of-pocket expenses in respect of the patent and be solely responsible for all future expenses in respect of the patent. The license was granted on a royalty-free basis.

On June 16, 2008, we amended the Patent License Agreement (see “Part IV Item 15 Exhibits, Financial Statement Schedules, Exhibit 10.1” to this annual report on Form 10-K) between our company and our president, treasurer and sole director, Mark Bruk and entered into a Patent License and Royalty Agreement (see “Part IV Item 15 Exhibits, Financial Statement Schedules, Exhibit 10.4” to this annual report on Form 10-K) between our company and our president, treasurer and sole director, Mark Bruk. Under the terms of the Patent License and Royalty Agreement, (a) we will pay to Mr. Bruk twenty-five (25) percent of the gross revenues derived from the use, offer for sale, sell, lease, rent and export of products and related services covered by Mr. Bruk's United States Patent Application, "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", Serial Number #11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007; or any foreign patents corresponding thereto, and/or any divisions, continuations, or reissue thereof, and (b) we are subject to an annual minimum patent royalty payment of $50,000 for the initial one (1) year period commencing upon the issuance of a United States patent in respect of the aforementioned patent application and in subsequent years the annual minimum patent royalty shall increase by one hundred (100) percent from the previous one (1) year period. In addition to a number of standard termination clauses, Mr. Bruk may terminate the Patent License and Royalty Agreement immediately in the event we are in breach of payment of the annual minimum patent royalty payment, any patent royalties due or other expenses in respect of the patent application.

On June 16, 2008, we entered into a Domain Name Assignment Agreement (see “Part IV Item 15 Exhibits, Financial Statement Schedules, Exhibit 10.5” to this annual report on Form 10-K) between our company and our president, treasurer and sole director, Mark Bruk. Under the terms of the Domain Name Assignment Agreement, Mark Bruk transferred to us the following Internet domain names: Kunekt.com; Kunekt.net; Kunekt.org; Kunect.com; Kunect.net; Kunect.org; Cunekt.com; Cunekt.net; Cunekt.org; Cunect.com; Cunect.net; and Cunect.org for consideration of $1. However, if we change our name from Kunekt Corporation, the Domain Name Assignment Agreement immediately terminates and all rights in and to the aforementioned Internet domain names reverts back to Mark Bruk.

Director Independence

Our sole director, Mark Bruk, is not independent because he is an executive officer of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2008 and 2007 for professional services rendered by HJ & Associates, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by HJ & Associates, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2008	2007
Audit Fees	$10,700	$4,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$10,700	$4,400

Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before HJ & Associates, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our board of directors, which acts as our audit committee, pre-approved all services provided by our independent accountant. All of the services and fees described under the categories of “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by HJ & Associates, LLC, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of HJ & Associates, LLC.

PART IV

Item 15      Exhibits, Financial Statement Schedules

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)

10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: January 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK BRUK	President, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	January 19, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

We have not sent to our stockholders any annual report covering our last fiscal year or proxy materials with respect to any annual or other meeting of our stockholders .

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk, certify that:

1.

I have reviewed this annual report on Form 10-K of Kunekt Corporation

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 19, 2009.

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the annual report on Form 10-K of Kunekt Corporation for the fiscal year ended October 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: January 19, 2009.

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer, and Director

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