Form 10-Q
period 2009-01-31
KUNEKT CORP
filed 2009-03-13
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Registrants’s telephone number, including area code (877) 458-6358

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 1, 2009, there were 10,750,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check is a smaller reporting company)		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

KUNEKT CORPORATION

JANUARY 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1

Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Kunekt’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K filing with the SEC have been omitted.

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

January 31, 2009 (Unaudited) and October 31, 2008

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	January 31, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$131	$3,380
Prepaid expenses	124	135

Total Current Assets	255	3,515

OTHER ASSETS

Patents (Note 4)	24,768	24,483

Total Other Assets	24,768	24,483

TOTAL ASSETS	$25,023	$27,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	January 31, 2009	October 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$5,599	$2,133
Accrued interest – related party (Note 3)	3,017	2,514
Accrued wages – related party (Note 3)	7,850	6,000
Notes payable – related party (Note 3)	54,623	47,679

Total Current Liabilities	71,089	58,326

TOTAL LIABILITIES	71,089	58,326

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,750,000 shares issued and outstanding, respectively	10,750	10,750
Additional paid-in capital	14,250	14,250
Deficit accumulated during the development stage	(71,066)	(55,328)

Total Stockholders’ Equity (Deficit)	(46,066)	(30,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,023	$27,998

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through January 31,
	2009	2008	2009

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	11,746	12,919	52,110
Officer wages	1,850	1,850	7,850
Incorporation costs	-	-	1,143
General and administrative	1,639	87	6,946

Total Expenses	15,235	14,856	68,049

OPERATING LOSS	(15,235)	(14,856)	(68,049)

OTHER EXPENSE

Interest expense	(503)	(563)	(3,017)

Total Other Expense	(503)	(563)	(3,017)

LOSS BEFORE INCOME TAX EXPENSE	(15,738)	(15,419)	(71,066)

Income tax expense	-	-	-

NET LOSS	$(15,738)	$(15,419)	$(71,066)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,750,000	10,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance October 31, 2007	10,000,000	10,000	-	(5,740)

Common stock issued for cash at $0.02 per share (Note 5)	750,000	750	14,250	-

Net loss for the year ended October 31, 2008	-	-	-	(49,588)

Balance October 31, 2008	10,750,000	10,750	14,250	(55,328)

Net loss for the period ended January 31, 2009 (Unaudited)	-	-	-	(15,738)

Balance, January 31, 2009 (Unaudited)	10,750,000	$10,750	$14,250	$(71,066)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2009	2008	January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,738)	$(15,419)	$(71,066)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	11	(1,262)	(124)
(Decrease) increase in accounts payable	4,733	692	5,450
Increase in accrued expenses – related party	2,353	2,413	10,867

Net Cash Used by Operating Activities	(8,641)	(13,576)	(54,873)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	10,000
Cash received from stock subscription	-	5,200	15,000
Proceeds from related party notes	8,721	13,137	62,893
Payments on related party notes	(3,329)	(4,433)	(32,889)

Net Cash Provided by Financing Activities	5,392	13,904	55,004

INCREASE (DECREASE) IN CASH	(3,249)	328	131

CASH AT BEGINNING OF PERIOD	3,380	6,466	-

CASH AT END OF PERIOD	$131	$6,794	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$1,553	$-	$24,620
Accounts payable issued for patents	$149	$-	$149

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended January 31,
	2009	2008

Net loss	$(15,738)	$(15,419)

Weighted average number of shares outstanding	10,750,000	10,000,000

Net loss per share	$(0.00)	$(0.00)

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

Accrued Expenses

For the three months ended January 31, 2009, the Company accrued $1,850 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 74 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

Effective as of November 1, 2008, we amended the shareholder loan agreement between the Company and Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The interest rate on the loan was previously 7.50% and is now been set at 4.0%. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments.

As of January 31, 2009, the Company had a note payable to an officer totalling $54,623. The note represents patent filing fees paid by the officer totalling $24,620 and cash advances for the payment of general corporate expenses of $62,893. The Company has repaid $32,889 of this note as of January 31, 2009. Accrued interest payable on the note totals $3,017 at January 31, 2009.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

NOTE 4 -

PATENTS

Patent filing costs totalling $24,483 were capitalized at October 31, 2008 and additional patent filing costs totalling $285 were capitalized during the three-month period ended January 31, 2009.  The patent is pending and is being developed, as such, it is not being amortized.

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

Soon after October 24, 2008, the Company received the Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for its patent application. The U.S. Patent and Trademark Office Examiner has not accepted the Company’s response to the final Official Action, so according to the Company’s patent application counsel it now had a number of options available. One of those options was to abandon the patent application.

On February 2, 2009, the Company filed a Request for Continued Examination. The Company’s patent application counsel believes that the Company’s patent application is patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner. Therefore the Company will continue to aggressively argue its claims in this regard.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

NOTE 4 -

PATENTS (CONTINUED)

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

On December 4, 2008, the U.S. Patent and Trademark Office published the Company’s patent application: TITLE: "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", PUBLICATION NO.: "US-2008-0301041-A1". The publication may be accessed through the U.S. Patent and Trademark Office’s publically available Searchable Databases via the Internet at www.uspto.gov. The direct link to access the publication is currently http://www.uspto.gov/patft.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2009 (Unaudited) and October 31, 2008

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Soon after October 24, 2008, we received the Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for our patent application. The U.S. Patent and Trademark Office Examiner did not accept our response to the final Official Action, so according to our patent application counsel we now had a number of options available. One of those options was to abandon the patent application.

On February 2, 2009, the Company filed a Request for Continued Examination. The Company’s patent application counsel believes that the Company’s patent application is patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner. Therefore the Company will continue to aggressively argue its claims in this regard.

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

During the next twelve months, we will continue to focus on refining the design of the Kunekt Card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features) and begin prototyping of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards. During the first quarter ending January 31, 2009, our president was unable to devote sufficient time to move the development of the Kunekt Card and related system ahead and therefore we expect that over the next twelve months we will complete what we had previously anticipated we would complete before July 31, 2009.

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

Financial Condition, Liquidity and Capital Resources

At January 31, 2009, we had $131 cash on hand and in the bank compared to $6,794 in cash at January 31, 2008.

At January 31, 2009, we had negative working capital of $70,834 compared to negative working capital of $23,218, at January 31, 2008. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, increase in amounts payable to our principle executive officer, and legal and filing fees in respect of our patent application.

At January 31, 2009, we had total assets of $25,023 consisting of cash of $131, prepaid expenses of $124 and patent filing fees of $24,768. Our total assets at January 31, 2008 were $25,502 consisting of cash of $6,794, prepaid expenses of $1,449 and patent filing fees of $17,259. This change is primarily the result of the legal and filing fees in respect of continuing to work on our patent application.

At January 31, 2009, our total liabilities were $71,089, consisting of a note payable and accrued interest to our principle executive officer of $57,640, accrued wages payable to our principle executive officer of $7,850 and accounts payable of $5,599. Our total liabilities at January 31, 2008 were $31,461, consisting of a note payable and accrued interest to our principle executive officer of $27,018, accrued wages payable to our principle executive officer of $2,350 and accounts payable of $2,093.

For the three-month period ended January 31, 2009, net cash used by operating activities was $8,641, net cash used by investment activities was nil, net cash provided by financing activities was $5,392, notes payable issued for patent filing costs was $1,553 and accounts payable issued for patent filing costs was $149. For the three-month period ended January 31, 2008, net cash used by operating activities was $13,576, net cash used by investment activities was nil, net cash provided by financing activities was $13,904, notes payable issued for patent filing costs was nil and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “Kunekt Card”) and related services (including our primary website at www.kunekt.com), and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) between $48,000 and $72,000 to continue development of the Kunekt Card and related services (including our website), and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $54,623 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined.

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

Our auditors have issued a "going concern" opinion, which is included in our last Form 10-K filing. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we launch the Kunekt Card and related services. Accordingly, we must raise cash from sources other than from the sale of the Kunekt Card and related services. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. We have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to develop and market the Kunekt Card and related services.

Results of Operations

		Three Months Ended January 31, 2009		Three Months Ended January 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		15,738		15,419
Net Income (Loss)		(15,738)		(15,419)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the three-month period ended January 31, 2009 were $11,746 compared to $12,919 for the three-month period ended January 31, 2008. For the three-month period ended January 31, 2009 accounting fees were $650, auditing fees were $5,000, legal fees were $4,097, stock transfer agent fees were $450 and miscellaneous professional fees were $1,549, compared to $450, $3,123, $8,391, $275 and $680 respectively for the three-month period ended January 31, 2008. Officer wages for the three-month period ended January 31, 2009 were $1,850 compared to $1,850 for the three-month period ended January 31, 2008. During the three-month period ended January 31, 2009, our president, Mark Bruk, worked 74 hours at a rate of $25 per hour and, as a result, we accrued $1,850 in wages payable to Mr. Bruk compared to 74 hours at a rate of $25 per hour and$1,850 in accrued wages payable during the three-month period ended January 31, 2008. General and administrative expenses for the three-month period ended January 31, 2009 was $1,639 compared to $87 for the three-month period ended January 31, 2008. The increase in general and administrative expenses was primarily attributable to travel related to our increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008
Accounting fees	$650	$450
Auditing fees	5,000	3,123
Legal fees	4,097	8,391
Stock transfer agent fees	450	275
General and administrative expenses	1,639	87
Officer wages	1,850	1,850

Financing Activities

Financing activities resulted in a net cash inflow of $5,392 for the three-month period ended January 31, 2009 compared to a net cash inflow of $13,904 for the three-month period ended January 31, 2008.

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

As of March 1, 2009, we had 10,750,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our quarterly report on Form 10-K for the year ended October 31, 2008, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the three-month period ended January 31, 2009.

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4

Controls and Procedures

Not applicable.

Item 4T

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1

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

Item 1A

Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements.

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

Our auditor's report on our January 31, 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We raised $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $71,066 for the period from October 1, 2007 (date of inception) to January 31, 2009 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $54,623 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of January 31, 2009 is $131. We anticipate our minimum average ongoing monthly expenses over the next one year to be $6,000 per month, or $72,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing. Our president, treasurer and sole director, Mr. Bruk, may need to make additional financial commitments to our company, which is not guaranteed.

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

On February 2, 2009, we filed a Request for Continued Examination of our patent application with the U.S. Patent and Trademark Office. Our patent application counsel believes that our patent application is patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner. Therefore we will continue to aggressively argue our claims in this regard.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3

Defaults Upon Senior Securities

None.

Item 4

Submission of Matters to a Vote of Security Holders

None.

Item 5

Other Information

Effective as of November 1, 2008, we amended the shareholder loan agreement (see Item 6, Exhibit 10.6 to this quarterly report) between the Company and Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments. The interest rate on the loan was previously 7.50% and is now been set at 4.0%.

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6*	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: March 13, 2009

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Kunekt Corporation

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

c.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 13, 2009.

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of Kunekt Corporation for the three-month period ended January 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: March 13, 2009.

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

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