Form 10-Q
period 2009-04-30
KUNEKT CORP
filed 2009-06-01
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

As of May 27, 2009, there were 10,750,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION

APRIL 30, 2009 QUARTERLY REPORT ON FORM 10-Q

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

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

April 30, 2009 (Unaudited) and October 31, 2008

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	April 30, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$120	$3,380
Prepaid expenses	114	135

Total Current Assets	234	3,515

OTHER ASSETS

Patents (Note 4)	25,970	24,483

Total Other Assets	25,970	24,483

TOTAL ASSETS	$26,204	$27,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	April 30, 2009	October 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$2,031	$2,133
Accrued interest – related party (Note 3)	3,645	2,514
Accrued wages – related party (Note 3)	8,200	6,000
Notes payable – related party (Note 3)	64,916	47,679

Total Current Liabilities	78,792	58,326

TOTAL LIABILITIES	78,792	58,326

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,750,000 shares issued and outstanding, respectively	10,750	10,750
Additional paid-in capital	14,250	14,250
Deficit accumulated during the development stage	(77,588)	(55,328)

Total Stockholders’ Equity (Deficit)	(52,588)	(30,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,204	$27,998

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		From Inception on October 1, 2007 Through April 30, 2009
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	5,279	3,979	17,025	16,898	57,389
Officer wages	350	450	2,200	2,300	8,200
Incorporation costs	-	-	-	-	1,143
General and administrative	265	252	1,904	339	7,211

Total Expenses	5,894	4,681	21,129	19,537	73,943

OPERATING LOSS	(5,894)	(4,681)	(21,129)	(19,537)	(73,943)

OTHER EXPENSE

Interest expense	(628)	(507)	(1,131)	(1,070)	(3,645)

Total Other Expense	(628)	(507)	(1,131)	(1,070)	(3,645)

LOSS BEFORE INCOME TAX EXPENSE	(6,522)	(5,188)	(22,260)	(20,607)	(77,588)

Income tax expense	-	-	-	-	-

NET LOSS	(6,522)	(5,188)	(22,260)	(20,607)	(77,588)

BASIC AND FULLY DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,750,000	10,000,000	10,750,000	10,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance October 31, 2007	10,000,000	10,000	-	(5,740)

Common stock issued for cash at $0.02 per share (Note 5)	750,000	750	14,250	-

Net loss for the year ended October 31, 2008	-	-	-	(49,588)

Balance October 31, 2008	10,750,000	10,750	14,250	(55,328)

Net loss for the period ended April 30, 2009 (Unaudited)	-	-	-	(22,260)

Balance, April 30, 2009 (Unaudited)	10,750,000	$10,750	$14,250	$(77,588)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2009	2008	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,260)	$(20,607)	$(77,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	21	(102)	(114)
(Decrease) increase in accounts payable	1,314	1,870	2,031
Increase in accrued expenses – related party	3,332	3,370	11,846

Net Cash Used by Operating Activities	(17,593)	(15,469)	(63,825)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	10,000
Cash received from stock subscription	-	15,000	15,000
Proceeds from related party notes	17,663	15,041	71,835
Payments on related party notes	(3,329)	(5,534)	(32,889)

Net Cash Provided by Financing Activities	14,334	24,507	63,946

INCREASE (DECREASE) IN CASH	(3,260)	9,038	120

CASH AT BEGINNING OF PERIOD	3,380	6,466	-

CASH AT END OF PERIOD	$120	$15,504	$120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$2,904	$-	$25,970
Accounts payable issued for patents	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008

Net loss	$(6,522)	$(5,188)	$(22,260)	$(20,607)

Weighted average number of shares outstanding	10,750,000	10,000,000	10,750,000	10,000,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Accrued Expenses

For the six months ended April 30, 2009, the Company accrued $2,200 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 88 hours during the period at a rate of $25 per hour. For the three months ended April 30, 2009, the Company accrued $350 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 14 hours during the period at a rate of $25 per hour.

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

As of April 30, 2009, the Company had a note payable to an officer totalling $64,916. The note represents patent filing fees paid by the officer totalling $25,970 and cash advances for the payment of general corporate expenses of $71,835. The Company has repaid $32,889 of this note as of April 30, 2009. Accrued interest payable on the note totals $3,645 at April 30, 2009.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

NOTE 4 -

PATENTS

Patent filing costs totalling $24,483 were capitalized at October 31, 2008 and additional patent filing costs totalling $1,487 were capitalized during the six-month period ended April 30, 2009.  The patent is pending and is being developed, as such, it is not being amortized.

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

As of the date of this filing, there has been no further correspondence from the U.S. Patent and Trademark Office Examiner.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2009 (Unaudited) and October 31, 2008

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

As of the date of this filing, there has been no further correspondence from the U.S. Patent and Trademark Office Examiner. Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of the Kunekt Card and related services and our website.

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

During the next twelve months, we will continue to focus on refining the design of the Kunekt Card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features) and begin prototyping of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards. During the second quarter ending April 30, 2009, our president was unable to devote sufficient time to move the development of the Kunekt Card and related system ahead and therefore we expect that over the next twelve months we will complete what we had previously anticipated we would complete before July 31, 2009.

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

Financial Condition, Liquidity and Capital Resources

At April 30, 2009, we had $120 cash on hand and in the bank compared to $15,504 in cash at April 30, 2008.

At April 30, 2009, we had negative working capital of $78,558 compared to negative working capital of $18,606, at April 30, 2008. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, increase in amounts payable to our principle executive officer, and legal and filing fees in respect of our patent application.

At April 30, 2009, we had total assets of $26,204 consisting of cash of $120, prepaid expenses of $114 and patent filing fees of $25,970. Our total assets at April 30, 2008 were $33,052 consisting of cash of $15,504, prepaid expenses of $289 and patent filing fees of $17,259. This change is primarily the result of the legal and filing fees in respect of continuing to work on our patent application.

At April 30, 2009, our total liabilities were $78,792, consisting of a note payable and accrued interest to our principle executive officer of $68,561, accrued wages payable to our principle executive officer of $8,200 and accounts payable of $2,031. Our total liabilities at April 30, 2008 were $34,399, consisting of a note payable and accrued interest to our principle executive officer of $28,328, accrued wages payable to our principle executive officer of $2,800 and accounts payable of $3,271.

For the three-month period ended April 30, 2009, net cash used by operating activities was $8,952, net cash used by investment activities was nil, net cash provided by financing activities was $8,941, notes payable issued for patent filing costs was $1,202 and accounts payable issued for patent filing costs was nil. For the three-month period ended April 30, 2008, net cash used by operating activities was $1,893, net cash used by investment activities was nil, net cash provided by financing activities was $10,603, notes payable issued for patent filing costs was nil and accounts payable issued for patent filing costs was nil.

For the six-month period ended April 30, 2009, net cash used by operating activities was $17,593, net cash used by investment activities was nil, net cash provided by financing activities was $14,334, notes payable issued for patent filing costs was $2,904 and accounts payable issued for patent filing costs was nil. For the six-month period ended April 30, 2008, net cash used by operating activities was $15,469, net cash used by investment activities was nil, net cash provided by financing activities was $24,507, notes payable issued for patent filing costs was nil and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “Kunekt Card”) and related services (including our primary website at www.kunekt.com), and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) between $48,000 and $72,000 to continue development of the Kunekt Card and related services (including our website), and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $64,916 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined.

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

Results of Operations

		Six Months Ended April 30, 2009		Six Months Ended April 30, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		22,260		20,607
Net Income (Loss)		(22,260)		(20,607)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the six-month period ended April 30, 2009 were $17,025 compared to $16,898 for the six-month period ended April 30, 2008. For the six-month period ended April 30, 2009 accounting fees were $1,900, auditing fees were $7,184, legal fees were $4,461, stock transfer agent fees were $450 and miscellaneous professional fees were $3,030, compared to $1,250, $5,123, $9,170, $425 and $930 respectively for the six-month period ended April 30, 2008. Officer wages for the six-month period ended April 30, 2009 were $2,200 compared to $2,300 for the six-month period ended April 30, 2008. During the six-month period ended April 30, 2009, our president, Mark Bruk, worked 88 hours at a rate of $25 per hour and, as a result, we accrued $2,200 in wages payable to Mr. Bruk compared to 92 hours at a rate of $25 per hour and$2,300 in accrued wages payable during the six-month period ended April 30, 2008. General and administrative expenses for the six-month period ended April 30, 2009 was $1,904 compared to $339 for the six-month period ended April 30, 2008. The increase in general and administrative expenses was primarily attributable to increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008
Accounting fees	$1,900	$1,250
Auditing fees	7,184	5,123
Legal fees	4,461	9,170
Stock transfer agent fees	450	425
General and administrative expenses	1,904	339
Officer wages	2,200	2,300

Financing Activities

Financing activities resulted in a net cash inflow of $14,334 for the six-month period ended April 30, 2009 compared to a net cash inflow of $24,507 for the six-month period ended April 30, 2008.

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

As of May 27, 2009, we had 10,750,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended April 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the second quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $77,588 for the period from October 1, 2007 (date of inception) to April 30, 2009 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $64,916 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of April 30, 2009 is $120. We anticipate our minimum average ongoing monthly expenses over the next one year to be $6,000 per month, or $72,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing. Our president, treasurer and sole director, Mr. Bruk, may need to make additional financial commitments to our company, which is not guaranteed.

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

On February 2, 2009, we filed a Request for Continued Examination of our patent application with the U.S. Patent and Trademark Office. Our patent application counsel believes that our patent application is patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner. Therefore we will continue to aggressively argue our claims in this regard. As of the date of this filing, there has been no further correspondence from the U.S. Patent and Trademark Office Examiner.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We plan to aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also plan to rely on contractual restrictions to protect our proprietary rights in products and services. We plan to enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we plan to take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We plan to pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. On September 24, 2008, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office (Serial No. 77578226). Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We plan to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on March 13, 2009)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: May 29, 2009

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

Date: May 29, 2009.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of Kunekt Corporation for the three-month period ended April 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: May 29, 2009.

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