Form 10-Q
period 2009-07-31
KUNEKT CORP
filed 2009-08-17
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of August 3, 2009, there were 10,750,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION

JULY 31, 2009 QUARTERLY REPORT ON FORM 10-Q

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

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

July 31, 2009 (Unaudited) and October 31, 2008

KUNEKT CORPORATION

(A Development Stage Company)

Balance Sheets

ASSETS

	July 31, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$8,068	$3,380
Prepaid expenses	105	135

Total Current Assets	8,173	3,515

OTHER ASSETS

Patents (Note 4)	26,723	24,483

Total Other Assets	26,723	24,483

TOTAL ASSETS	$34,896	$27,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2009	October 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$6,889	$2,133
Accrued interest – related party (Note 3)	4,442	2,514
Accrued wages – related party (Note 3)	10,325	6,000
Notes payable – related party (Note 3)	88,913	47,679

Total Current Liabilities	110,569	58,326

TOTAL LIABILITIES	110,569	58,326

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,750,000 shares issued and outstanding, respectively	10,750	10,750
Additional paid-in capital	14,250	14,250
Deficit accumulated during the development stage	(100,673)	(55,328)

Total Stockholders’ Equity (Deficit)	(75,673)	(30,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,896	$27,998

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2009	2008	2009	2008	July 31, 2009

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	20,014	4,766	37,040	21,665	77,404
Officer wages	2,125	2,925	4,325	5,225	10,325
Incorporation costs	-	-	-	-	1,143
General and administrative	150	508	2,053	846	7,360

Total Expenses	22,289	8,199	43,418	27,736	96,232

OPERATING LOSS	(22,289)	(8,199)	(43,418)	(27,736)	(96,232)

OTHER EXPENSE

Interest expense	(797)	(578)	(1,927)	(1,648)	(4,441)

Total Other Expense	(797)	(578)	(1,927)	(1,648)	(4,441)

LOSS BEFORE INCOME TAX EXPENSE	(23,086)	(8,777)	(45,345)	(29,384)	(100,673)

Income tax expense	-	-	-	-	-

NET LOSS	$(23,086)	$(8,777)	$(45,345)	$(29,384)	$(100,673)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,750,000	10,000,000	10,750,000	10,000,000

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	10,000,000	10,000	-	-

Net loss for the period ended October 31, 2007	-	-	-	(5,740)

Balance October 31, 2007	10,000,000	10,000	-	(5,740)

Common stock issued for cash at $0.02 per share (Note 5)	750,000	750	14,250	-

Net loss for the year ended October 31, 2008	-	-	-	(49,588)

Balance October 31, 2008	10,750,000	10,750	14,250	(55,328)

Net loss for the period ended July 31, 2008 (Unaudited)	-	-	-	(45,345)

Balance, July 31, 2009 (Unaudited)	10,750,000	$10,750	$14,250	$(100,673)

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2009	2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,345)	$(29,384)	$(100,673)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	30	(18)	(105)
(Decrease) increase in accounts payable	6,172	8,177	6,889
Increase in accrued expenses – related party	6,253	6,873	14,767

Net Cash Used by Operating Activities	(32,890)	(14,352)	(79,122)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Investments in patents	-	(5,730)	-

Net Cash Used by Investing Activities	-	(5,730)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	10,000
Cash received from stock subscription	-	15,000	15,000
Proceeds from related party notes	41,307	19,654	95,478
Payments on related party notes	(3,729)	(5,830)	(33,288)

Net Cash Provided by Financing Activities	37,578	28,824	87,190

INCREASE (DECREASE) IN CASH	4,688	8,742	8,068

CASH AT BEGINNING OF PERIOD	3,380	6,466	-

CASH AT END OF PERIOD	$8,068	$15,208	$8,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$3,656	$-	$26,723
Accounts payable issued for patents	$-	$-	$-

NOTE 1 -         BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

i.         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after November 1, 2009.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements. The Company evaluated subsequent events after the balance sheet date of July 31, 2009 through August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP

NOTE 2 -         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

i.        Recent Accounting Pronouncements (continued)

which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

j.         Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008

Net loss	$(23,086)	$(8,777)	$(45,345)	$(29,384)

Weighted average number of shares outstandnng	10,750,000	10,000,000	10,750,000	10,000,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Accrued Expenses

For the nine months ended July 31, 2009, the Company accrued $4,325 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 173 hours during the period at a rate of $25 per hour. For the three months ended July 31, 2009, the Company accrued $2,125 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 85 hours during the period at a rate of $25 per hour.

NOTE 3 -        RELATED PARTY TRANSACTIONS  (CONTINUED)

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

As of July 31, 2009, the Company had a note payable to an officer totalling $88,913. The note represents patent filing fees paid by the officer totalling $26,723 and cash advances for the payment of general corporate expenses of $95,480. The Company has repaid $33,289 of this note as of July 31, 2009. Accrued interest payable on the note totals $4,442 at July 31, 2009.

NOTE 4 -        PATENTS

Patent filing costs totalling $24,483 were capitalized at October 31, 2008 and additional patent filing costs totalling $2,240 were capitalized during the nine month period ended July 31, 2009. The patent is pending and is being developed, as such, it is not being amortized.

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

NOTE 4 -        PATENTS (CONTINUED)

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

During the next twelve months, we will continue to focus on refining the design of the Kunekt Card (the logo, layout and colors to be used), the related services (the features and functions to be provided) and our website (the look and feel and features) and begin prototyping of our systems which will interconnect the Kunekt Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards. During the third quarter ending July 31, 2009, our president was unable to devote sufficient time to move the development of the Kunekt Card and related system ahead significantly and therefore we expect that over the next twelve months we will complete what we had previously anticipated we would complete before October 31, 2009.

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

Financial Condition, Liquidity and Capital Resources

At July 31, 2009, we had $8,068 cash on hand and in the bank compared to $15,208 in cash at July 31, 2008. At July 31, 2009, we had negative working capital of $102,396 compared to negative working capital of $33,113, at July 31, 2008. This increase in negative working capital is the result of the significant increase in the work on the Kunekt Card and related systems, increase in amounts payable to our principle executive officer, and legal and filing fees in respect of our patent application and in respect of our filings with the US Securities and Exchange Commission.

At July 31, 2009, we had total assets of $34,896 consisting of cash of $8,068, prepaid expenses of $105 and patent filing fees of $26,723. Our total assets at July 31, 2008 were $38,402 consisting of cash of $15,208, prepaid expenses of $205 and patent filing fees of $22,989. This change is primarily the result of the legal and filing fees in respect of continuing to work on our patent application.

At July 31, 2009, our total liabilities were $110,569, consisting of a note payable and accrued interest to our principle executive officer of $93,355, accrued wages payable to our principle executive officer of $10,325 and accounts payable of $6,889. Our total liabilities at July 31, 2008 were $48,526, consisting of a note payable and accrued interest to our principle executive officer of $33,223, accrued wages payable to our principle executive officer of $5,725 and accounts payable of $9,578. This change is primarily the result of the significant increase in the work on the Kunekt Card and related systems and the continuing work on our patent application.

For the nine-month period ended July 31, 2009, net cash used by operating activities was $32,890, net cash used by investment activities was nil, net cash provided by financing activities was $37,578, notes payable issued for patent filing costs was $3,656 and accounts payable issued for patent filing costs was nil. For the nine-month period ended July 31, 2008, net cash used by operating activities was $14,352, net cash used by investment activities was 5,730, net cash provided by financing activities was $28,824, notes payable issued for patent filing costs was nil and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “Kunekt Card”) and related services (including our primary website at www.kunekt.com), and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) between $48,000 and $72,000 to continue development of the Kunekt Card and related services (including our website), and (b) $24,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested $88,913 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined.

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

Results of Operations

		Nine Months Ended July 31, 2009		Nine Months Ended July 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		45,345		29,384
Net Income (Loss)		(45,345)		(29,384)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the nine-month period ended July 31, 2009 were $37,040 compared to $21,665 for the nine -month period ended July 31, 2008. For the nine-month period ended July 31, 2009 accounting fees were $1,900, auditing fees were $8,934, legal fees were $4,461, stock transfer agent fees were $1,450, website professional services fees were $17,237 and miscellaneous professional fees were $3,058, compared to $1,600, $7,215, $10,562, $846, nil and $1,441 respectively for the nine-month period ended July 31, 2008. Officer wages for the nine-month period ended July 31, 2009 were $4,325 compared to $5,225 for the nine-month period ended July 31, 2008. During the nine-month period ended July 31, 2009, our president, Mark Bruk, worked 173 hours at a rate of $25 per hour and, as a result, we accrued $4,325 in wages payable to Mr. Bruk compared to 209 hours at a rate of $25 per hour and $5,225 in accrued wages payable during the nine-month period ended July 31, 2008. General and administrative expenses for the nine-month period ended July 31, 2009 was $2,053 compared to $846 for the nine-month period ended July 31, 2008. The increase in general and administrative expenses was primarily attributable to increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008
Accounting fees	$1,900	$1,600
Auditing fees	8,934	7,215
Legal fees	4,461	10,562
Stock transfer agent fees	1,450	846
Website professional services fees	17,237	-
SEC and SEDAR filing fees	3,058	1,441
General and administrative expenses	2,053	846
Officer wages	4,325	5,225

Financing Activities

Financing activities resulted in a net cash inflow of $37,578 for the nine-month period ended July 31, 2009 compared to a net cash inflow of $28,824 for the nine-month period ended July 31, 2008.

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

As of August 3, 2009, we had 10,750,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended July 31, 2009.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements. The Company evaluated subsequent events after the balance sheet date of July 31, 2009 through August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162” (“FAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the third quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $100,673 for the period from October 1, 2007 (date of inception) to July 31, 2009 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $88,913 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of July 31, 2009 is $8,068. We anticipate our minimum average ongoing monthly expenses over the next one year to be $6,000 per month, or $72,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing. Our president, treasurer and sole director, Mr. Bruk, may need to make additional financial commitments to our company, which is not guaranteed.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We plan to aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also plan to rely on contractual restrictions to protect our proprietary rights in products and services. We plan to enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we plan to take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We plan to pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. On May 19, 2009, we were granted a registered service mark on “Kunekt” by the U.S. Patent and Trademark Office (Registration No. 3,622,342). Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We plan to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

Dated: August 10, 2009

                                                                                                                                                                                       EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Bruk, certify that:

  I have reviewed this quarterly report on Form 10-Q of Kunekt Corporation

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

Date: August 10, 2009.

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

                                                                                                                                                                                       EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  the quarterly report on Form 10-Q of Kunekt Corporation for the three-month period ended July 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: August 10, 2009.

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