Form 10-K
period 2009-10-31
KUNEKT CORP
filed 2009-11-20
CIK 1419177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53561

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

Common Stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $15,000 (computed by reference to the last sale price of $0.02 per share on February 15, 2008.)

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,750,000 shares of common stock as of November 9, 2009.

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

KUNEKT CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

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

Item 1      Business

Business Development

We are a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “KUNEKT Card”) and related services that we are developing. We expect to provide personal and business consumers with the KUNEKT Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. It is planned that the KUNEKT Card will reduce the security risk associated with carrying multiple cards around, and it will be able to access multiple financial accounts for a single purchase.  It is intended that in this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts will be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

On October 24, 2008, we received an Advisory Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action was February 1, 2009. The U.S. Patent and Trademark Office Examiner had not accepted our response to the final Official Action, so according to our patent application counsel we now had a number of options available. One of those options was to abandon the patent application, we did not entertain this option.

On December 4, 2008, the U.S. Patent and Trademark Office published our patent application: TITLE: "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", PUBLICATION NO.: "US-2008-0301041-A1". The publication may be accessed through the U.S. Patent and Trademark Office’s publically available Searchable Databases via the Internet at www.uspto.gov. The direct link to access the publication is currently http://www.uspto.gov/patft.

On February 2, 2009, we filed a Request for Continued Examination. Our patent application counsel believed that the Company’s patent application was patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner.

On March 4, 2009, we received an Office Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection. We continue to aggressively argue our claims as we continue to work through the patent process.

As of the date of this filing, there has been no further correspondence from the U.S. Patent and Trademark Office Examiner. Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of the KUNEKT Card and related services and our website.

Since inception we have primarily been concerned with the design and development of the KUNEKT Card, our logo and our web site located at www.kunekt.com. This substantial amount of work is now nearing completion. As of the date of this annual report we have generated no revenues from our operations.

Our Business

We intend to provide to personal and business consumers, a new single financial account card (similar in form to a charge card or credit card), which new single financial account card (the “KUNEKT Card”) is linked to multiple financial accounts. The KUNEKT Card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase. In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a KUNEKT Card cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

The KUNEKT Card

Want the purchasing power of multiple credit cards in the convenience of one? It’s here with our patent-pending technology. Change the way you use credit cards forever with the KUNEKT Card. The KUNEKT Card is the only credit card in the World to combine your entire credit on one card. Your purchasing power is limited by the total of your card limits - not by the limit on a single card. Your KUNEKT Card automatically determines which of your connected cards has enough credit available to pay for your purchase, or it will combine credit from multiple connected cards for a single purchase. Eliminate the risk of a transaction being declined and stop playing credit card roulette.

Market Opportunity

Our potential market is the more than 132 million credit card holders in the United States each carrying on average 5.4 credit cards. We intend to charge an annual fee of $20 per KUNEKT Card customer and our target is to have 1 million KUNEKT Card customers by the end of 2011. This is three-quarters of one percent of our potential market and could generate approximately $20 million in annual fees.

Management believes that the combination of our patent-pending technology, our registered brand and potential market will not go unnoticed by Visa®, American Express®, MasterCard® and Discover®.

U.S. Credit Card Market

• 78% of U.S. households - about 91.1 million - had one or more credit cards at the end of 2008. (Source: Nilson Report, April 2009)

• U.S. consumers had an average of 5.4 cards in Q4, 2008. (Source: Experian marketing insight snapshot, March 2009)

• 339 million Visa credit cards were in circulation in the U.S. as of September 30, 2008. (Source: Visa.com)

• 263 million MasterCard credit cards were in circulation in the U.S. as of December 31, 2008. (Source: MasterCard.com)

• 54 million American Express credit cards were in circulation in the U.S. as of December 31, 2008. (Source: Nilson Report, February 2009)

• 57.1 million Discover credit cards were in circulation in the U.S. as of December 31, 2008. (Source: Nilson Report, February 2009)

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

KUNEKT Card Features

• All your credit on one card

o The KUNEKT Card looks like any other credit card but uniquely combines all the credit limits of your cards in a single card! Credit card purchases using the KUNEKT Card are limited by your  credit available on your cards; not by the limit on a single card. Now, you only need to carry one card - the KUNEKT Card - to access all the credit limits of your credit cards.

• Your cards in one place

o Imagine losing your wallet! You have to call each credit card company to notify them and cancel your cards; you have to wait for your replacement cards without credit until they arrive; and, you have to contact all pre-authorized vendors. The KUNEKT Card shields you from all of this hassle. Your connected cards are safely at home or the office; they aren't lost or stolen.

• Unique card protection

o Stop flipping through your credit cards to figure out which card to use! We do that for you. With a KUNEKT Card, your purchases are automatically charged to your cards based upon the priorities you select. Just prioritize the cards for charging your purchases by available credit, by lowest interest rate, by airline mileage rewards or by cash rebates. Even select the card to charge types of specific purchases to!

• Email and text alerts

o Protecting your credit rating and credit card security are more important today than ever. KUNEKT provides time-critical information via email or text alerts to help you make your credit card payments on time. We advise you of high balances, low available credit, credit reductions, large or unusual transactions and unknown vendors or locations on any of your credit cards, wherever you are.

• Prioritize purchasing

o Access your KUNEKT account online for a current and complete view of ALL your credit card accounts. We automatically update amounts due, available credit, purchases, payment due dates, minimum payment amounts and interest rates. Dynamically change card priorities or email and text alert triggers online.

• Low annual fee

o The KUNEKT Card has a low annual fee and no application fees. It’s only $20 per year and it’s satisfaction guaranteed!

o GUARANTEE: At any time prior to your 6-month anniversary, you can cancel your KUNEKT Card and receive a full refund.

KUNEKT Card Security

• Lost or stolen card

o Replacing a lost or stolen KUNEKT Card is simple. Just call one easy-to-remember number:

o 877 2 KUNEKT (877 258 6358)

• No lost credit

o If your KUNEKT Card is lost or stolen, your other credit cards are safely at home or the office and their credit is still available until you receive your new card!

• ID theft and fraud

o The KUNEKT Card shields your identification and credit from ID theft and fraud by limiting the sensitive data you carry.

• Manageable protection

o With a KUNEKT Card, get the same protection and security as if you visit all of your credit card sites all day, every day!

• Bank level data security

o KUNEKT will provide bank-level data security for all your credit card information using 128-bit SSL encryption and 24/7 security. KUNEKT.com intends to receive the VeriSign security seal and to be tested daily by Hackersafe, privacy protection standards certified by TRUSTe, and anti-phishing protection provided by RSA Security, Inc.

• Alerts increase your security

o KUNEKT provides 24/7 protection through proactive email and text alerts to notify you of any large purchases or unusual charges in your accounts. Know what’s happening when it’s happening with alerts from KUNEKT! React quickly to avoid any potential damage to your credit.

KUNEKT Card Technology

• Patent rights

o A patent grants the right to exclude others from making, using, offering for sale, or selling the patented invention throughout the U.S. or even importing the invention into the U.S. for 20 years from the date on which the application for the patent was filed.

• No competition

o Our patent (if granted) will prevent any other credit card company [AMEX®, Visa®, MasterCard®, Discover®, etc.] or credit card issuer [Citibank®, Walmart®, Starbucks®, etc.] from offering a credit card that allows the cardholder to connect to more than just one card.

• IP filing dates

o Our patent application (Application #11/809,031, Publication #20080301041) was filed with the United States Patent and Trademark Office on May 31, 2007. Our registered trademark for KUNEKT® (Registration #3,622,342) was granted by the United States Patent and Trademark Office on May 19, 2009.

• Licensing

o KUNEKT intends to license its proprietary technology to other credit card companies and credit card issuers. This would enable them to add our patent-pending "All-in-One" feature to their cards. By licensing KUNEKT technology, credit card issuers would have the power to make their card the consumer's first and only choice for their credit card purchases.

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

On October 24, 2008 we received an Advisory Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action was February 1, 2009. The U.S. Patent and Trademark Office Examiner had not accepted our response to the final Official Action, so according to our patent application counsel we now had a number of options available, which we had to decide upon before the February 1, 2009 deadline. One of those options was to abandon the patent application, but we did not entertain this option.

On December 4, 2008, the U.S. Patent and Trademark Office published our patent application: TITLE: "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", PUBLICATION NO.: "US-2008-0301041-A1". The publication may be accessed through the U.S. Patent and Trademark Office’s publically available Searchable Databases via the Internet at www.uspto.gov. The direct link to access the publication is currently http://www.uspto.gov/patft.

On February 2, 2009, we filed a Request for Continued Examination. Our patent application counsel believed that the Company’s patent application was patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner. Therefore the Company continues to aggressively argue its claims in this regard.

On March 4, 2009, we received and Office Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009, as we continue to work through the patent process. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection.

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

On May 23, 2008, we filed an international patent application through the Patent Cooperation Treaty (“PCT”), which does not itself mature into a patent. The PCT application extends for eighteen (18) months the final decision to file individual patent applications in PCT Contracting States. As of the date of this filing we do not plan to file individual patent applications in any of the PCT Contracting States.

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

On September 24, 2008, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office. We were granted the registered trademark on "Kunekt" (Registration #3,622,342) by the United States Patent and Trademark Office on May 19, 2009.

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

Research and Development Activities

During the period from inception on October 1, 2007 through to October 31, 2008, we spent $3,325 on research and development of the KUNEKT Card and related services, including our website. During the 12-month period ended October 31, 2009, we spent approximately $21,000 advancing this research and development and have now launched our website located at www.kunekt.com and our new brand and logo. Our research and development costs are borne entirely by the company.

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

Marketing

We anticipate launching initial marketing efforts for the KUNEKT Card in the coming fiscal year. Our initial marketing efforts may include:

• Participating in the finance services industry’s trade shows;

• Direct email and print marketing to consumers;

• Trade Magazine and online advertising;

• Approaching consumer finance services industry organizations, such as the Association of Independent Consumer Credit Counseling Agencies and the Canadian Bankers Association.

Employees

At present, we have no employees other than our current president, treasurer and sole director, Mark Bruk. His primary interest is our company and he devotes approximately 25-40 hours per week to our operations.

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

Our auditor's report on our October 31, 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. On September 24, 2009, we secured $450,000 in a loan from our founder and $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $127,428 for the period from October 1, 2007 (date of inception) to October 31, 2009 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $100,847 in our company and made a $450,000 loan to the company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of October 31, 2009 is $452,098. We anticipate our ongoing expenses over the next one year to be $900,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

Currently, management cannot provide investors with an accurate estimate of the additional proceeds required to complete the development of our new financial account card and related services, establish our sales and marketing initiatives, design and develop our website, and build our customer base by soliciting product orders and service contracts from consumers (initially American consumers). Investors should be aware that even if we complete the design and development of our new financial account card and related services the costs associated with providing our new financial account card and related services may be cost prohibitive, which would result in the total loss of any investment made in our company. Additionally, if we are not successful in earning revenues once we have our new financial account card and related services and have commenced generating revenues, we may require additional financing to sustain business operations.

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

Prior to the completion of the development of the KUNEKT Card and related services, establishing our sales and marketing initiatives, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the development of the KUNEKT Card and related services and establishing our sales and marketing initiatives. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries have not yet been identified at the time of the filing of this annual report, however, on May 23, 2008, management filed an international patent application through the Patent Cooperation Treaty which merely reserves our right to file foreign applications at a later date. It does not itself mature into a patent). We will need to raise additional funds through future debt or equity financing.

Within the next one year, increases in expenses associated with the development of the KUNEKT Card and related services and establishing our sales and marketing initiatives, and continuing the developing our website will be attributed primarily to the cost of financial services’ consultants, design consultants and website development consultants.

Since we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

We are a development-stage company and recently began the development of the KUNEKT Card and related services, and completed the initial design and development of our website. We were incorporated on October 1, 2007 and to date have been involved primarily in -pre-launch activities and the design of the KUNEKT Card. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully.

We cannot guarantee that in the future we will be successful in generating revenue or raising funds through the sale of shares or through debt financing to pay for the continued design and development expenses. As of the date of this annual report, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

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

Mark Bruk, our president, treasurer and sole director is receiving compensation and Arom Thaveeloue, our secretary and/or any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Bruk, Mr. Thaveeloue or any other personnel in the future will be determined from time to time by the board of directors, which currently consists solely of Mr. Bruk, or Mr. Bruk in his capacity as our president, as applicable. We expect to reimburse Mr. Bruk, Mr. Thaveeloue and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

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

On October 24, 2008 we received an Advisory Action from the U.S. Patent and Trademark Office for our patent application for the KUNEKT Card. The deadline for filing a response to the Advisory Action is February 1, 2009. The U.S. Patent and Trademark Office Examiner has not accepted our response to the final Official Action, so according to our patent application counsel we now have a number of options available, which we must decide upon before the February 1, 2009 deadline. One of those options was to abandon the patent application, but we did not entertain this option.

On February 2, 2009, we filed a Request for Continued Examination. Our patent application counsel believed that the Company’s patent application was patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner.

On March 4, 2009, we received and Office Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection. We continue to aggressively argue our claims as we continue to work through the patent process.

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

On May 23, 2008, we filed an international patent application through the Patent Cooperation Treaty (“PCT”), which does not itself mature into a patent. The PCT application extends for eighteen (18) months the final decision to file individual patent applications in PCT Contracting States. As of the date of this filing we do not plan to file individual patent applications in any of the PCT Contracting States.

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

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets as critical to our success. We plan to aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also plan to rely on contractual restrictions to protect our proprietary rights in products and services. We plan to enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we plan to take to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others. We plan to pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. On September 24, 2008, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office. We were granted the registered trademark on "Kunekt" (Registration #3,622,342) by the United States Patent and Trademark Office on May 19, 2009. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require litigation. We plan to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

Item 1B      Unresolved Staff Comments

Not applicable.

Item 2      Properties

Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (877) 458-6358 and our fax number is (866) 386-6365. Our operational premises are located where our president is operating from, which is from his home in Vancouver, Canada. These operational premises are provided at no charge by our president. We believe our current premises are not adequate for our current operations and we anticipate securing adequate premises in the foreseeable future.

For information regarding our non-provisional patent application and domain names, please see Item 1 Business.

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

Item 4      Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our shares of common stock, par value $0.001, are quoted for trading on the OTC Bulletin Board under the symbol “KNKT”.

Year Ended October 31, 2009
High	$2.00
Low	$2.00

Holders of Our Common Stock

As of November 9, 2009, there were 22 holders of record of our common stock. Our transfer agent is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.

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

Company Overview

We are a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “KUNEKT Card”) and related services that we are developing. We expect to provide personal and business consumers with the KUNEKT Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. It is planned that the KUNEKT Card will reduce the security risk associated with carrying multiple cards around, and it will be able to access multiple financial accounts for a single purchase.  It is intended that in this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts will be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

On October 24, 2008, we received an Advisory Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action was February 1, 2009. The U.S. Patent and Trademark Office Examiner had not accepted our response to the final Official Action, so according to our patent application counsel we now had a number of options available. One of those options was to abandon the patent application, we did not entertain this option.

On December 4, 2008, the U.S. Patent and Trademark Office published our patent application: TITLE: "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", PUBLICATION NO.: "US-2008-0301041-A1". The publication may be accessed through the U.S. Patent and Trademark Office’s publically available Searchable Databases via the Internet at www.uspto.gov. The direct link to access the publication is currently http://www.uspto.gov/patft.

On February 2, 2009, we filed a Request for Continued Examination. Our patent application counsel believed that the Company’s patent application was patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner.

On March 4, 2009, we received and Office Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection. We continue to aggressively argue our claims as we continue to work through the patent process. As of the date of this filing, there has been no further correspondence from the U.S. Patent and Trademark Office Examiner. Irrespective of whether we are granted a U.S. patent on our invention or not, we will continue the development of the KUNEKT Card and related services and our website.

Since inception we have primarily been concerned with the design and development of the KUNEKT Card, our logo and our web site located at www.kunekt.com. This substantial amount of work is now nearing completion. As of the date of this annual report we have generated no revenues from our operations.

Plan of Operation

Prior to a full commercial launch of the KUNEKT Card we must complete the development of the KUNEKT Card, the related services (including certain aspects of our website), complete the design of the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems thereby allowing our card holders to use their KUNEKT Card in retail establishments which currently process transactions against American Express, VISA, and/or MasterCard credit and debit cards, produce a limited number of KUNEKT Cards, package the KUNEKT Card for a trial distribution and commence marketing efforts. As of the date of this annual report, we have completed certain aspects of this stage, including completing the design of the logo and our website and determining some of the key features of our related services; however, we have yet to complete the design of the computer systems and continue to work on our patent application with the U.S. Patent and Trademark Office.

During the next twelve months, we will continue to focus on designing the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems and developing the KUNEKT Card related services (the features and functions to be provided) and our website (in respect of those related services) and then begin prototyping of our systems which will interconnect the KUNEKT Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards. During the fourth quarter ending October 31, 2009, we were successful in completing many aspects concerning the launch of the KUNEKT Card, including the design of our brand, logo and website and the KUNEKT Card itself.

Once we have completed the prototype design of our computer systems which will interconnect the KUNEKT Card with the electronic gateways that currently support American Express, VISA, and/or MasterCard credit and debit cards, the next stage will be the production of a limited number of KUNEKT Cards and the development of the KUNEKT Card related features on our website, and a trial distribution of KUNEKT Cards to prospective customers.

Over the next twelve months we have estimated that we will need to spend approximately $900,000 on completing these stages, up to but not including the production of a limited number of KUNEKT Cards and the trial distribution of KUNEKT Cards.

Quarter Ended	Jan 31, 2010	Apr 30, 2010	Jul 31, 2010	Oct 31, 2010
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	2,500	2,500	2,500	2,500
Legal	2,500	2,500	2,500	2,500
Email Marketing	35,000	25,000	25,000	25,000
Print Marketing	-	50,000	50,000	50,000
Website Development	20,000	20,000	20,000	20,000
Software Development	-	90,000	90,000	90,000
SEC and SEDAR Filings	3,500	1,500	1,500	1,500
General and Administrative	12,500	12,500	12,500	12,500
Travel	-	20,000	20,000	20,000
Miscelleaneous	6,000	6,000	6,000	6,000
Total	$114,000	$262,000	$262,000	$262,000

As we continue to work to complete these stages we will attempt to raise additional money through future debt or equity financing to begin production of a limited number of KUNEKT Cards and to conduct a trial distribution of KUNEKT Cards to prospective customers from North American credit card holders. During this trial distribution, we will continue to refine the related services and optimize our marketing efforts from the market feedback we receive. We do not at this time have an estimate for this stage.

Financial Condition, Liquidity and Capital Resources

At October 31, 2009, we had $452,098 cash on hand and in the bank compared to $3,380 in cash at October 31, 2008. At October 31, 2009, we had negative working capital of $126,198 compared to negative working capital of $54,811, at October 31, 2008. This increase in negative working capital is primarily the result of the increased work on the KUNEKT Card and related systems.

At October 31, 2009, we had total assets of $479,514 consisting of cash of $452,098, prepaid expenses of $98 and patent filing fees of $27,318. Our total assets at October 31, 2008 were $27,998 consisting of cash of $3,380, prepaid expenses of $135 and patent filing fees of $24,483. This change is primarily the result of the $450,000 we received in a loan from our founder, and capitalizing the legal and filing fees in respect of our patent application, which legal and filing fees were incurred during the period.

At October 31, 2009, our total liabilities were $578,394, consisting of a loan payable to our principle executive officer of $450,000, a note payable and accrued interest to our principle executive officer of $100,847, accrued wages payable to our principle executive officer of $20,025 and accounts payable of $677. Our total liabilities at October 31, 2008 were $58,326, consisting of a note payable and accrued interest to our principle executive officer of $50,193, accrued wages payable to our principle executive officer of $6,000 and accounts payable of $2,133.

For the year ended October 31, 2009, net cash used by operating activities was $53,681, net cash used by investment activities was nil, net cash provided by financing activities was $500,333, notes payable issued for patent filing costs was $2,835 and accounts payable issued for patent filing costs was nil. For the year ended October 31, 2008, net cash used by operating activities was $42,206, net cash used by investment activities was nil, net cash provided by financing activities was $39,120, notes payable issued for patent filing costs was $5,808 and accounts payable issued for patent filing costs was $1,416.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “KUNEKT Card”) and related services and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) approximately $872,000 to continue development of the KUNEKT Card and related services (including our website), and (b) $28,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has loaned the company $450,000 and has invested $100,847 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. However, Mr. Bruk has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.

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

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

The development of the KUNEKT Card and related services will continue over the next twelve months. Management does not plan to hire additional employees at this time but to continue to retain the services of third-party consultants. Once we begin developing the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems we will hire independent consultant(s) to build these systems. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. Other than hiring independent consultants to design, develop and market the KUNEKT Card and related services, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we launch the KUNEKT Card and related services. Accordingly, we must raise cash from sources other than from the sale of the KUNEKT Card and related services. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to develop and market the KUNEKT Card and related services.

Results of Operations

		Year Ended October 31, 2009		Year Ended October 31, 2008		From Inception on October 1, 2007 through October 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		66,288		47,074		119,102
Net Income (Loss)		(72,100)		(49,588)		(127,428)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the year ended October 31, 2009 were $22,477 compared to $37,013 for the year ended October 31, 2008. The decrease in professional and legal fees was primarily attributable to increased work by our founder. For the year ended October 31, 2009 accounting fees were $1,993, auditing fees were $10,726, legal fees were $7,282, stock transfer agent fees were $2,476 and miscellaneous professional fees were nil, compared to $1,825, $8,965, $13,674, $10,311 and $2,238 respectively for the year ended October 31, 2008.  Officer wages for the year ended October 31, 2009 were $14,025 compared to $5,500 for the year ended October 31, 2008. During the year ended October 31, 2009, our president, Mark Bruk, worked 561 hours at a rate of $25 per hour and, as a result, we accrued $14,025 in wages payable to Mr. Bruk. For the year ended October 31, 2008, Mr. Bruk worked 220 hours at a rate of $25 per hour and, as a result, we accrued $5,500 in wages payable to Mr. Bruk. General and administrative expenses for the year ended October 31, 2009 was $29,786 compared to $4,561 for the year ended October 31, 2008. The increase in general and administrative expenses was primarily attributable to increased work on the KUNEKT Card and related systems.

The following table shows a breakdown of material components of our patent filing costs and other expenses:

	Year Ended October 31, 2009	Year Ended October 31, 2008	From Inception on October 1, 2007 through October 31, 2009
Patent filing costs	$2,835	$5,808	$27,318
Accounting fees	1,993	1,825	4,768
Auditing fees	10,726	8,965	21,001
Legal fees	7,282	13,674	22,047
Stock transfer agent fees	2,476	10,311	12,787
General and administrative expenses	29,786	4,561	35,093
Officer wages	14,025	5,500	20,025

Financing Activities

Financing activities resulted in a net cash inflow of $500,333 for the year ended October 31, 2009 compared to a net cash inflow of $39,120 for the year ended October 31, 2008.

Between January 21, 2008 and February 15, 2008, we received thirty-three subscriptions, for a total of 750,000 shares of common stock (par value $0.001). Arom Thaveeloue, our secretary, subscribed for 50,000 shares of common stock and we received $1,000 in the form of a bank draft as payment for the underlying securities. These subscriptions for shares of common stock in our company were pursuant to our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008. We received $15,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and were subsequently issued on June 16, 2008. On September 24, 2009, we secured $450,000 in a loan from our founder.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2010 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of November 9, 2009, we had 10,750,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our annual reports on Form SB-2 for the year ended October 31, 2007 and on Form 10-K for the year ended October 31, 2008, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended October 31, 2009.

The carrying amounts of our financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of October 31, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

Item 7A      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8      Financial Statements and Supplementary Data

Our fiscal year end is October 31. Our audited financial statements are stated in U.S. dollars and are prepared in conformity with generally accepted accounting principles of the United States.

Our financial statements for the fiscal year ended October 31, 2009 immediately follow:

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

October 31, 2009 and 2008 and
From Inception on October 1, 2007 Through October 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Kunekt Corporation

We have audited the accompanying balance sheets of Kunekt Corporation as of October 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended October 31, 2009 and 2008 and from inception on October 1, 2007 through October 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kunekt Corporation as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from inception on October 1, 2007 through October 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assessment of the effectiveness of Kunekt Corporation's internal control over financial reporting as of October 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

November 19, 2009

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
October 31, 2009		October 31, 2008

CURRENT ASSETS

Cash	$452,098	$3,380
Prepaid expenses	98	135

Total Current Assets	452,196	3,515

OTHER ASSETS

Patents (Note 3)	27,318	24,483

Total Other Assets	27,318	24,483

TOTAL ASSETS	$479,514	$27,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

October 31, 2009		October 31, 2008

CURRENT LIABILITIES

Accounts payable	$677	$2,133
Notes payable – related party (Note 2)	100,847	47,679
Accrued interest – related party (Note 2)	5,363	2,514
Loans payable – related party (Note 2)	450,000	-
Accrued interest – related party (Note 2)	1,482	-
Accrued wages – related party (Note 2)	20,025	6,000

Total Current Liabilities	578,394	58,326

TOTAL LIABILITIES	578,394	58,326

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,750,000 shares issued and outstanding, respectively	10,750	10,750
Additional paid-in capital (Note 2)	15,732	14,250
Deficit accumulated during the development stage	(127,428)	(55,328)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	2,066	-

Total Stockholders’ Equity (Deficit)	(98,880)	(30,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$479,514	$27,998

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended October 31,2009	For the Year Ended October 31,2008	From Inception on October 1, 2007 Through October 31, 2009

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	22,477	37,013	62,841
Officer wages	14,025	5,500	20,025
Incorporation costs	-	-	1,143
General and administrative	29,786	4,561	35,093

Total Expenses	66,288	47,074	119,102

OPERATING LOSS	(66,288)	(47,074)	(119,102)

OTHER EXPENSE

Interest expense	(5,812)	(2,514)	(8,326)

Total Other Expense	(5,812)	(2,514)	(8,326)

LOSS BEFORE INCOME TAX EXPENSE	(72,100)	(49,588)	(127,428)

Income tax expense	-	-	-

NET LOSS	$(72,100)	$(49,588)	$(127,428)

Other comprehensive income - Foreign currency translation adjustments	2,066	-	2,066

COMPREHENSIVE LOSS	$(70,034)	$(49,588)	$(125,362)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,750,000	10,280,738

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the period ended October 31, 2007	-	-	-	(5,740)	-	(5,740)

Balance, October 31, 2007	10,000,000	10,000	-	(5,740)	-	(4,260)

Common stock issued for cash at $0.02 per share (Note 4)	750,000	750	14,250	-	-	15,000

Net loss for the period ended October 31, 2008	-	-	-	(49,588)	-	(49,588)

Balance, October 31, 2008	10,750,000	10,750	14,250	(55,328)	-	(30,328)

Imputed Interest on Related Party Notes Payable (Note 2)	-	-	1,482	-	-	1,482

Net loss for the period ended October 31, 2009	-	-	-	(72,100)	-	(72,100)

Foreign currency translation adjustment	-	-	-	-	2,066	2,066

Balance, October 31, 2009	10,750,000	$10,750	$15,732	$(127,428)	$2,066	$(98,880)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008	From Inception on October 1, 2007 Through October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(72,100)	$(49,588)	$(127,428)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	1,482	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	37	52	(98)
(Decrease) increase in accounts payable	(1,456)	(684)	677
Increase in accrued expenses – related party	18,356	8,014	26,870

Net Cash Used by Operating Activities	(53,681)	(42,206)	(98,497)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	15,000	25,000
Proceeds from related party notes	62,062	53,680	114,818
Proceeds from related party loans	450,000	-	450,000
Payments on related party notes	(11,729)	(29,560)	(41,289)

Net Cash Provided by Financing Activities	500,333	39,120	548,529

Foreign exchange effect on cash	2,066	-	2,066

INCREASE (DECREASE) IN CASH	448,718	(3,086)	452,098

CASH AT BEGINNING OF THE PERIOD	3,380	6,466	-

CASH AT END OF THE PERIOD	$452,098	$3,380	$452,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$2,835	$5,808	$27,318
Accounts payable issued for patents	$-	1,416	-

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “Kunekt Card”) and related services that the Company is developing. The Company expects to provide personal and business consumers with the Kunekt Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. It is planned that the Kunekt Card will reduce the security risk associated with carrying multiple cards around, and it will be able to access multiple financial accounts for a single purchase.  It is intended that in this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts will be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

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

e. Long-Lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that the assets may be impaired. This assessment is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

f. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

g. Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has not generated any revenue since its inception.

h. Website Development Costs

Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Training costs are not internal-use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs are amortized based on their estimated useful life over three years. Payroll and other related costs are not capitalized, as the amounts principally relate to maintenance.

i. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

j. Foreign Currency Translation

The Company's cash deposits with a functional currency other than the U.S. dollar translate amounts to the reporting currency, United States dollars. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity and included in comprehensive loss.

For transactions undertaken by the Company in foreign currencies, monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

k. Comprehensive Loss

Comprehensive loss is comprised of foreign currency translation adjustments.

l. Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of October 31, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

m. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

For the Year Ended October 31, 2009		For the Year Ended October 31, 2008

Net loss	$(72,100)	$(49,588)

Other comprehensive income (loss) Foreign currency translation adjustment	2,066	-

Comprehensive loss	(70,034)	(49,588)

Weighted average number of shares outstanding	10,750,000	10,280,738

Net loss per share	$(0.01)	$(0.00)

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

n. Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of October 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction. The company was incorporated in Nevada in October of 2007; therefore, the Company is subject to U.S. federal examinations by tax authorities since inception. Since Nevada does not have a state income tax no returns are required to be filed in that jurisdiction.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

n. Income Taxes (continued)

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

Net deferred tax assets and liabilities consist of the following components as of October 31:

	2009	2008
Deferred tax assets:
NOL carryover	$38,480	$18,196

Accrued Liabilities	10,479	3,320
Book Foreign Exchange Gain	(806)	-

Deferred tax liabilities:
Valuation allowance	(48,153)	(21,516)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended October 31, 2008 and October 31, 2009 due to the following:

	2009	2008

Book income (loss)	(27,313)	(19,339)

Valuation allowance	27,313	19,339

	$-	$-

At October 31, 2009, the Company had net operating loss carryforwards of approximately $98,700 that may be offset against future taxable income from the year 2010 through 2029. No tax benefit has been reported in the October 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

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

Accrued Expenses

For the twelve months ended October 31, 2009, the Company accrued $14,025 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 561 hours during the period at a rate of $25 per hour. For the twelve months ended October 31, 2008, the Company accrued $5,500 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 220 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

As of October 31, 2009, the Company had a note payable to an officer totalling $100,847. The note represents patent filing fees paid by the officer totalling $27,318 and cash advances for the payment of general corporate expenses of $73,529. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.0% per annum.  The Company has repaid $41,289 of this note as of October 31, 2009.  Accrued interest payable on the note totals $5,363 at October 31, 2009.

As of October 31, 2009, the Company had a loan payable to an officer totalling $450,000. The promissory note carries interest at the Fed (U.S.) prime rate, which is currently 3.25%, and is secured by the Company’s assets and payable on demand. In accordance with generally accepted accounting principles, the stated interest rate on the related party promissory note was reviewed for compliance with Topic 835-30, Imputation of Interest. As a result, imputed interest was calculated for a market rate of 6.5%, resulting in Additional Paid in Capital contribution of $1,482. Accrued interest payable on the promissory note totals $1,482 at October 31, 2009.

NOTE 3 -  PATENTS

Patent filing costs totalling $24,483 were capitalized at October 31, 2008 and additional patent filing costs totalling $2,835 were capitalized during the year ended October 31, 2009.  The patent is pending and is being developed, as such, it is not being amortized.

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

After receiving an opinion from our patent application counsel, we believed that the United States Patent and Trademark Office misapplied the cited references to our claims. We instructed our patent application counsel to provide written arguments to the United States Patent and Trademark Office to overcome these rejections and this was done before the June 19, 2008 deadline. These arguments highlighted the claim elements that are not disclosed in the references. Our patent application counsel did not propose amending the claims at this point.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 3 -  PATENTS
 (CONTINUED)

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

Soon after October 24, 2008, we received an Advisory Action (dated October 24, 2008) from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Advisory Action was February 1, 2009. The U.S. Patent and Trademark Office Examiner had not accepted our response to the final Official Action, so according to our patent application counsel we now had a number of options available. One of those options was to abandon the patent application, we did not entertain this option.

On December 4, 2008, the U.S. Patent and Trademark Office published our patent application: TITLE: "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", PUBLICATION NO.: "US-2008-0301041-A1". The publication may be accessed through the U.S. Patent and Trademark Office’s publically available Searchable Databases via the Internet at www.uspto.gov. The direct link to access the publication is currently http://www.uspto.gov/patft.

On February 2, 2009, we filed a Request for Continued Examination. Our patent application counsel believed that the Company’s patent application was patentable in lieu of the rejections by the U.S. Patent and Trademark Office Examiner.

On March 4, 2009, we received and Office Action from the U.S. Patent and Trademark Office for our patent application. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection. We continue to aggressively argue our claims as we continue to work through the patent process.

In addition, if the Company desires patent protection outside the U.S. for its patent application which was filed in the U.S. Patent and Trademark Office on May 31, 2007, the Company’s patent application counsel recommended filing foreign patent applications not later than May 31, 2008, the one-year anniversary of the U.S. filing date. As management does not yet know whether the Company’s invention merits foreign patent protection and as it did not file foreign patent applications, but it wants to reserve the right to seek foreign patents, the Company’s patent application counsel recommended filing an international patent application through the Patent Cooperation Treaty (“PCT”). A PCT application filed not later than the one-year anniversary date will extend for eighteen months the final decision to file individual patent applications in PCT Contracting States. The list of PCT Contracting States is available at the World Intellectual Property Organization (WIPO) website located at www.wipo.int/pct. The PCT application merely reserves the Company’s right to file foreign applications at a later date; it does not itself mature into a patent. On May 23, 2008, the Company filed an international patent application through the Patent Cooperation Treaty. As of the date of this annual report management does not plan to file individual patent applications in any of the PCT Contracting States.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 3 -  PATENTS
 (CONTINUED)

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

Management has determined that the economic life of the patent to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patent has been issued. The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

NOTE 5 - GOING CONCERN

The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, are stated in U.S. dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for the period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2009

NOTE 5 - GOING CONCERN
(CONTINUED)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs.  Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2009, the Company has not yet achieved profitable operations and had an accumulated deficit of $98,880 since incorporation and incurred a net loss for the year ended October 31, 2009 totalling $72,100. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $900,000 to fund ongoing operations and working capital requirements through October 31, 2010. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2010 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's financial statements have been properly prepared within the framework of the significant accounting policies as noted in "NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to these financial statements.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 19, 2009, and has determined there are no subsequent events to be reported.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2009, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2009 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. Management did not find any errors and therefore was not required to correct any errors prior to the release of our company’s October 31, 2009 financial statements.

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Management intends to add staff this year in order to provide greater segregation of duties within our transaction processing system.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended October 31, 2009 that was not previously reported.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk (1) British Columbia, Canada	President, Treasurer, Director	51	October 1, 2007

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

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest between Mr. Bruk's other business interests and his involvement in our company. His primary interest is our company and he devotes approximately 25-40 hours per week to our operations and is prepared to devote more time as may be required.

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

Relevant Education and Experience

Since 1998 Mr. Bruk has been the president or chief executive officer of a US public company. During these past eleven years he has been responsible for reviewing financial statements of these public companies and has built a good understanding in this regard.

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

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on October 31, 2009, 2008 and 2007. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to October 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk President, Treasurer and Director	2009 2008 2007	14,025 5,500 500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	14,025 5,500 500

We did not pay any other salaries in 2009. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

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

Director Compensation

Our director is not compensated by us for acting as such and we did not compensate our director for acting as such during the fiscal year ended October 31, 2009.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on November 9, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of November 9, 2009, we had 10,750,000 shares of our common stock issued and outstanding. Accordingly, 10,750,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

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

(2)       Percentage based on 10,750,000 shares of common stock outstanding on November 9, 2009.

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

Effective as of October 1, 2007, we entered into a shareholder loan agreement with Mr. Bruk, whereby Mr. Bruk agreed to loan us funds, as required, to operate our business. The term of the loan was indefinite, and the loan could be repaid at any time, in part or in full. There were no interest payments during the life of the loan, but the repayment amount would include all interest that accrues while the loan is outstanding. The interest rate on the loan was 7.50% and would accrue annually. The amount outstanding at October 31, 2008 was $47,679, the amount of principal paid since inception on October 1, 2007 was $29,560, the amount of interest paid since inception on October 1, 2007 is nil and the amount of interest payable at October 31, 2008 was $2,514.

Effective as of November 1, 2008, we did not repay the previous shareholder loan and we entered into a subsequent shareholder loan agreement with Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The interest rate on the loan is 4.0% and will accrue annually. For the purpose of calculating interest owing on the outstanding loan amount, the outstanding loan amount will be recalculated at the end of each month, until the loan is fully repaid, taking into account any (i) new funds loaned to us by Mr. Bruk, and (ii) payments to Mr. Bruk by us, which payments will be applied on a last-in, first-out basis. On a combined basis, the largest aggregate amount of principal outstanding since inception on October 1, 2007 was $100,847, the amount outstanding at October 31, 2009 was $100,847, the amount of principal paid since inception on October 1, 2007 was $41,289, the amount of interest paid since inception on October 1, 2007 is nil and the amount of interest payable at October 31, 2009 is $5,363.

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

On September 24, 2009, we entered into a loan agreement with Mark Bruk our president for $450,000. The promissory note carries interest at the Fed (U.S.) prime rate, which is currently 3.25%, and is secured by the Company’s assets and payable on demand. The amount of interest payable at October 31, 2009 was $1,482. The stated interest rate on the promissory note was reviewed and imputed interest was calculated for a market rate of 6.5%, resulting in an Additional Paid in Capital contribution of $1,482.

Director Independence

Our sole director, Mark Bruk, is not independent because he is an executive officer of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2009 and 2008 for professional services rendered by HJ & Associates, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by HJ & Associates, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2009	2008
Audit Fees	$12,000	$10,700
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$12,000	$10,700

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

PART IV

Item 15      Exhibits, Financial Statement Schedules

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-K filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
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

Date: November 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK BRUK	President, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	November 19, 2009

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

Date: November 19, 2009.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the annual report on Form 10-K of Kunekt Corporation for the fiscal year ended October 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: November 19, 2009.

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