Form 10-Q
period 2010-01-31
KUNEKT CORP
filed 2010-02-22
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of February 22, 2010, there were 10,750,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

KUNEKT CORPORATION

JANUARY 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1 Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Kunekt’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K filing with the SEC have been omitted.

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

January 31, 2010 (Unaudited) and October 31, 2009

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	January 31, 2010	October 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$365,174	$452,098
Prepaid expenses	98	98

Total Current Assets	365,272	452,196

OTHER ASSETS

Patents (Note 4)	31,048	27,318

Total Other Assets	31,048	27,318

TOTAL ASSETS	$396,320	$479,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	January 31, 2010	October 31, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$2,955	$677
Notes payable – related party (Note 3)	20,702	100,847
Accrued interest – related party (Note 3)	5,943	5,363
Loans payable – related party (Note 3)	450,000	450,000
Accrued interest – related party (Note 3)	8,848	1,482
Accrued wages – related party (Note 3)	33,000	20,025

Total Current Liabilities	521,448	578,394

TOTAL LIABILITIES	521,448	578,394

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 10,750,000 and 10,750,000 shares issued and outstanding, respectively	10,750	10,750
Additional paid-in capital (Note 3)	15,732	15,732
Deficit accumulated during the development stage	(157,944)	(127,428)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	6,334	2,066

Total Stockholders’ Equity (Deficit)	(125,128)	(98,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$396,320	$479,514

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2010	2009	January 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	8,031	11,746	70,872
Officer wages	12,975	1,850	33,000
Incorporation costs	-	-	1,143
General and administrative	3,823	1,639	38,917

Total Expenses	24,829	15,235	143,932

OPERATING LOSS	(24,829)	(15,235)	(143,932)

OTHER INCOME (EXPENSES)

Realized gain (loss) on foreign exchange calculations	2,051	-	2,051
Interest income	210	-	210
Interest expense	(7,948)	(503)	(16,273)

Total Other Income (Expenses)	(5,687)	(503)	(14,012)

LOSS BEFORE INCOME TAX EXPENSE	(30,516)	(15,738)	(157,944)

Income tax expense	-	-	-

NET LOSS	$(30,516)	$(15,738)	$(157,944)

Other comprehensive income
- Foreign currency translation adjustments	4,268	-	6,334

COMPREHENSIVE LOSS	$(26,248)	$(15,738)	$(151,610)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,750,000	10,750,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Accumulated Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share (Note 3)	10,000,000	10,000	-	-	-	10,000

Net loss for the period ended October 31, 2007	-	-	-	(5,740)	-	(5,740)

Balance October 31, 2007	10,000,000	10,000	-	(5,740)	-	(4,260)

Common stock issued for cash at $0.02 per share (Note 5)	750,000	750	14,250	-	-	15,000

Net loss for the period ended October 31, 2008	-	-	-	(49,588)	-	(49,588)

Balance October 31, 2008	10,750,000	10,750	14,250	(55,328)	-	(30,328)

Imputed Interest on Related Party Notes Payable (Note 3)	-	-	1,482	-	-	1,482

Net loss for the period ended October 31, 2009	-	-	-	(72,100)	-	(72,100)

Foreign currency translation adjustment	-	-	-	-	2,066	2,066

Balance October 31, 2009	10,750,000	10,750	15,732	(127,428)	2,066	(98,880)

Net loss for the period ended January 31, 2009 (Unaudited)	-	-	-	(30,516)	-	(30,516)

Foreign currency translation adjustment (Unaudited)	-	-	-	-	4,268	4,268

Balance, January 31, 2009 (Unaudited)	10,750,000	$10,750	$15,732	$(157,944)	$6,334	$(125,128)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2010	2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,516)	$(15,738)	$(157,944)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	11	(98)
(Decrease) increase in accounts payable	1,103	4,733	2,955
Increase in accrued expenses – related party	20,921	2,353	47,791

Net Cash Used by Operating Activities	(8,492)	(8,641)	(105,814)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Proceeds from related party notes	10,767	8,721	152,903
Payments on related party notes	(93,467)	(3,329)	(134,756)

Net Cash Provided (Used) by Financing Activities	(82,700)	5,392	493,147

Foreign exchange effect on cash	4,268	-	6,334

INCREASE (DECREASE) IN CASH	(86,924)	(3,249)	365,174

CASH AT BEGINNING OF PERIOD	452,098	3,380	-

CASH AT END OF PERIOD	$365,174	$131	$365,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$1,175	$1,553	$28,493
Accounts payable issued for patents	$2,555	$149	$2,555

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

j. Foreign Currency Translation (continued)

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

k. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of foreign currency translation adjustments.

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

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for Kunekt beginning April 1, 2009 on a prospective basis. The adoption of this guidance did not have an impact on our financial statements.

Management has reviewed all recent accounting pronouncements and those not included here are not applicable.

m. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

m. Basic Loss Per Share (continued)

	For the Three Months Ended January 31,
	2010	2009

Net loss	$(30,516)	$(15,738)

Weighted average number of shares outstanding	10,750,000	10,750,000

Net loss per share	$(0.00)	$(0.00)

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

Accrued Expenses

For the three months ended January 31, 2010, the Company accrued $12,975 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 519 hours during the period at a rate of $25 per hour.

Notes Payable and Accrued Interest

Effective as of November 1, 2009, we amended the shareholder loan agreement between the Company and Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The interest rate on the loan is 4.0%. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments.

As of January 31, 2010, the Company had a note payable to an officer totalling $20,702. The note represents patent filing fees paid by the officer totalling $28,494 and cash advances for the payment of general corporate expenses of $126,964. The Company has repaid $134,756 of this note as of January 31, 2010. Accrued interest payable on the note totals $5,943 at January 31, 2010.

As of October 31, 2009, the Company had a loan payable to an officer totaling $450,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and payable on demand. Accrued interest payable on the promissory note totals $8,849 at January 31, 2010.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 4 -  PATENTS

Patent filing costs totalling $27,318 were capitalized at October 31, 2009 and additional patent filing costs totalling $3,730 were capitalized during the period ended January 31, 2010.  The patent is pending and is being developed, as such, it is not being amortized.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 4 -  PATENTS (CONTINUED)

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

On December 18, 2009 the Company announced that the Company has filed a New National Phase Patent Application in Canada, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

On February 1, 2010 the Company announced that the Company has filed New National Phase Patent Applications in Europe and Australia, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

On June 16, 2008, the Company amended the Patent License Agreement between the Company and its president, treasurer and sole director, Mark Bruk and entered into a Patent License and Royalty Agreement between the Company and Mr. Bruk. Under the terms of the Patent License and Royalty Agreement, (i) the Company will pay to Mr. Bruk twenty-five (25) percent of the gross revenues derived from the use, offer for sale, sell, lease, rent and export of products and related services covered by Mr. Bruk's United States Patent Application, "METHOD AND SYSTEM FOR PROCESSING FINANCIAL TRANSACTIONS USING MULTIPLE FINANCIAL ACCOUNTS", Serial Number #11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007; or any foreign patents corresponding thereto, and/or any divisions, continuations, or reissue thereof, and (ii) the Company is subject to an annual minimum patent royalty payment of $50,000 for the initial one (1) year period commencing upon the issuance of a United States patent in respect of the aforementioned patent application and in subsequent years the annual minimum patent royalty shall increase by one hundred (100) percent from the previous one (1) year period. In addition to a number of standard

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2010 (Unaudited) and October 31, 2009

NOTE 4 -  PATENTS (CONTINUED)

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

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events as of February 20, 2010, and has determined there are no subsequent events to be reported.

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

On December 18, 2009 the Company announced that the Company has filed a New National Phase Patent Application in Canada, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

On February 1, 2010 the Company announced that the Company has filed New National Phase Patent Applications in Europe and Australia, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

Since inception we have primarily been concerned with the design and development of the KUNEKT Card, our logo and our web site located at www.kunekt.com. This substantial amount of work is now nearing completion. As of the date of this quarterly report we have generated no revenues from our operations.

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

Over the next twelve months we have estimated that we will need to spend approximately $1,053,000 on completing these stages, up to but not including the production of a limited number of KUNEKT Cards and the trial distribution of KUNEKT Cards.

Quarter Ended	Apr 30, 2010	Jul 31, 2010	Oct 31, 2010	Jan 31, 2011
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	2,500	2,500	2,500	7,500
Legal	2,500	2,500	2,500	2,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	50,000	50,000	50,000	50,000
Website Development	20,000	20,000	20,000	20,000
Software Development	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	1,500	1,500	1,500	1,500
General and Administrative	12,500	12,500	12,500	12,500
Travel	20,000	20,000	20,000	20,000
Miscelleaneous	6,000	6,000	6,000	6,000
Total	$262,000	$262,000	$262,000	$267,000

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

Financial Condition, Liquidity and Capital Resources

At January 31, 2010, we had $365,174 cash on hand and in the bank compared to $131 in cash at January 31, 2009.

At January 31, 2010, we had negative working capital of $156,176 compared to negative working capital of $70,834, at January 31, 2009. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, increases in amounts payable to our principle executive officer including a $450,000 loan to the company, and legal and filing fees in respect of our patent application.

At January 31, 2010, we had total assets of $396,320 consisting of cash of $365,174, prepaid expenses of $98 and patent filing fees of $31,048. Our total assets at January 31, 2009 were $25,023 consisting of cash of $131, prepaid expenses of $124 and patent filing fees of $24,768. This change is primarily the result of a $450,000 loan to the company by our principle executive officer.

At January 31, 2010, our total liabilities were $521,448, consisting of a loan payable and accrued interest to our principle executive officer of $458,848, a note payable and accrued interest to our principle executive officer of $26,645, accrued wages payable to our principle executive officer of $33,000 and accounts payable of $2,955. Our total liabilities at January 31, 2009 were $71,089, consisting of a note payable and accrued interest to our principle executive officer of $57,640, accrued wages payable to our principle executive officer of $7,850 and accounts payable of $5,599.

For the three-month period ended January 31, 2010, net cash used by operating activities was $8,492, net cash used by investment activities was nil, net cash used by financing activities was $82,700, foreign exchange effect on cash was 4,268, notes payable issued for patent filing costs was $1,175 and accounts payable issued for patent filing costs was $2,555. For the three-month period ended January 31, 2009, net cash used by operating activities was $8,641, net cash used by investment activities was nil, net cash provided by financing activities was $5,392, foreign exchange effect on cash was nil, notes payable issued for patent filing costs was $1,553 and accounts payable issued for patent filing costs was $149.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “KUNEKT Card”) and related services and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) approximately $1,022,000 to continue development of the KUNEKT Card and related services (including our website), and (b) $26,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has loaned the company $450,000 and has a note payable and accrued investments of $68,494 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. However, Mr. Bruk has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.

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

The development of the KUNEKT Card and related services will continue over the next twelve months. Management does not plan to hire additional employees at this time but to continue to retain the services of thirdparty consultants. Once we begin developing the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems we will hire independent consultant(s) to build these systems. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. Other than hiring independent consultants to design, develop and market the KUNEKT Card and related services, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

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

Results of Operations

		Three Months Ended January 31, 2010		Three Months Ended January 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		30,516		15,738
Net Income (Loss)		(30,516)		(15,738)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the three-month period ended January 31, 2010 were $8,031 compared to $11,746 for the three-month period ended January 31, 2009. For the three-month period ended January 31, 2010 accounting fees were $368, auditing fees were $6,793, legal fees were $104, stock transfer agent fees were $766 and miscellaneous professional fees were nil, compared to $650, $5,000, $4,097, $450 and $1,549 respectively for the three-month period ended January 31, 2009. Officer wages for the three-month period ended January 31, 2010 were $12,975 compared to $1,850 for the three-month period ended January 31, 2009. During the three-month period ended January 31, 2010, our president, Mark Bruk, worked 519 hours at a rate of $25 per hour and, as a result, we accrued $12,975 in wages payable to Mr. Bruk compared to 74 hours at a rate of $25 per hour and$1,850 in accrued wages payable during the three-month period ended January 31, 2009. General and administrative expenses for the three-month period ended January 31, 2010 was $3,823 compared to $1,639 for the three-month period ended January 31, 2009. The increase in operating expenses was primarily attributable to our increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009
Accounting fees	$368	$650
Auditing fees	6,793	5,000
Legal fees	104	4,097
Stock transfer agent fees	766	450
General and administrative expenses	3,823	1,639
Officer wages	12,975	1,850

Financing Activities

Financing activities resulted in a net cash outflow of $82,700 for the three-month period ended January 31, 2010 compared to a net cash inflow of $5,392 for the three-month period ended January 31, 2009.

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

As of February 19, 2010, we had 10,750,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form 10-K for the year ended October 31, 2009, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the three-month period ended January 31, 2010.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s October 31, 2009 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditor's report on our October 31, 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We secured $450,000 in a loan from our founder on September 24, 2009, and $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year. Since our prospectus offering contained no minimum or refunds on sold shares, you may have invested in a company that will not have the funds necessary to continue to deploy its business strategies.

We have incurred an accumulative net loss of $51,610 for the period from October 1, 2007 (date of inception) to January 31, 2010 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $68,494 in our company and made a $450,000 loan to the company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of January 31, 2010 is $365,174. We anticipate our ongoing expenses over the next one year to be $1,053,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

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

Prior to the completion of the development of the KUNEKT Card and related services, establishing our sales and marketing initiatives, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the development of the KUNEKT Card and related services and establishing our sales and marketing initiatives. In addition to annual expenses, we will incur additional legal expenses in respect of the continued efforts to have our patent application granted and to file similar applications in certain target market countries (other than the U.S. and Canada, the target market countries are Europe and Australia). We will need to raise additional funds through future debt or equity financing.

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

Mark Bruk, our president, treasurer and sole director, has other outside business activities and currently is devoting approximately 40 hours per week to our operations, however this may not continue. Our operations may be sporadic and occur at times which are not convenient to Mr. Bruk, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

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

As of the date of this quarterly report, Mark Bruk, our president, treasurer and sole director, currently owns 93% of the issued and outstanding shares. As a result, he is able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other shareholders. Factors that could cause his interests to differ from the interests of other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he may be able to devote to our company.

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

On March 4, 2009, we received and Office Action from the U.S. Patent and Trademark Office for our patentapplication. The deadline for filing a response to the Office Action was September 4, 2009. In this most recent Office Action, we prevailed in our arguments on the U.S. Patent Office Examiner's original rejections in our previous response. However, the Examiner identified prior art which required that we amend our claims to direct the Examiner to an embodiment that is not disclosed in the prior art. In this respect we amended our claims and filed an Office Action Response, on August 21, 2009. In addition, our patent application counsel has requested an interview with the U.S. Patent Office Examiner to convey the distinction of our claims and to attempt to address any obviousness rejection. We continue to aggressively argue our claims as we continue to work through the patent process.

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

If we do not receive a patent in certain target market countries, our rights in such countries may be nil.

If we are unable to obtain a patent in certain target market countries (Canada, Europe and Australia), this could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

On December 18, 2009 we announced that we had filed a New National Phase Patent Application in Canada, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts." On February 1, 2010 we announced that we had filed New National Phase Patent Applications in Europe and Australia, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

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

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

Effective as of November 1, 2009, we amended the shareholder loan agreement (see Item 6, Exhibit 10.8 to this quarterly report) between the Company and Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments. The interest rate on the loan is set at 4.0%.

Item 6 Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-Q filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
10.8*	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: February 22, 2010

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

Date: February 22, 2010.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the quarterly report on Form 10-Q of Kunekt Corporation for the three-month period ended January 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: February 22, 2010.

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