Form 10-Q
period 2010-04-30
KUNEKT CORP
filed 2010-06-10
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of June 7, 2010, there were 62,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION

APRIL 30, 2010 QUARTERLY REPORT ON FORM 10-Q

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

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

April 30, 2010 (Unaudited) and October 31, 2009

Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 thru 15

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	April 30, 2010	October 31, 2009
CURRENT ASSETS	(Unaudited)

Cash	$384,881	$452,098
Interest receivable	2,308	-
Prepaid expenses	98	98

Total Current Assets	387,287	452,196

OTHER ASSETS

Patents (Note 4)	-	27,318

Total Other Assets	-	27,318

TOTAL ASSETS	$387,287	$479,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	April 30, 2010	October 31, 2009
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$244	$677
Notes payable – related party (Note 3)	36,730	100,847
Accrued interest on note– related party (Note 3)	6,206	5,363
Loan payable – related party (Note 3)	450,000	450,000
Accrued interest on loan – related party (Note 3)	15,976	1,482
Accrued wages – related party (Note 3)	39,450	20,025

Total Current Liabilities	548,606	578,394

TOTAL LIABILITIES	548,606	578,394

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 430,000,000 shares issued and outstanding, respectively (Note 6)	62,000	430,000
Additional paid-in capital (Note 6)	(35,518)	(403,518)
Deficit accumulated during the development stage	(213,829)	(127,428)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	26,028	2,066

Total Stockholders’ Equity (Deficit)	(161,319)	(98,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$387,287	$479,514

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		From Inception on October 1, 2007
	2010	2009	2010	2009	Through April 30, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	12,800	5,279	20,832	17,025	81,685
Officer wages	6,450	350	19,425	2,200	39,450
Incorporation costs	-	-	-	-	1,143
Write-off of impaired Patent (Note 4)	31,048	-	31,048	-	31,048
General and administrative	504	265	4,327	1,904	41,407
Total Expenses	50,802	5,894	75,632	21,129	194,733

OPERATING LOSS	(50,802)	(5,894)	(75,632)	(21,129)	(194,733)

OTHER EXPENSE

Realized gain (loss) on foreign exchange calculations	-	-	2,051	-	2,051
Interest income	2,308	-	2,518	-	2,518
Interest expense	(7,390)	(628)	(15,338)	(1,131)	(23,665)

Total Other Expense	(5,082)	(628)	(10,769)	(1,131)	(19,096)

LOSS BEFORE INCOME TAX EXPENSE	(55,884)	(6,522)	(86,401)	(22,260)	(213,829)

Income tax expense	-	-	-	-	-

NET LOSS	$(55,884)	$(6,522)	$(86,401)	$(22,260)	$(213,829)

Other comprehensive income
- Foreign currency translation adjustments	19,694	-	23,962	-	26,028

COMPREHENSIVE LOSS	(36,190)	(6,522)	(62,439)	(22,260)	$(187,801)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	384,516,854	430,000,000	407,635,359	430,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2010	2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(86,401)	$(22,260)	$(213,829)
Write-off of impaired Patent (Note 4)	31,048		31,048
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	21	(98)
(Increase) decrease in accrued interest receivable	(2,308)	-	(2,308)
(Decrease) increase in accounts payable	(433)	1,314	244
Increase in accrued expenses – related party	34,762	3,332	61,632

Net Cash Provided (Used) by Operating Activities	(23,332)	(17,593)	(121,829)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Proceeds from related party notes	25,639	17,663	140,458
Payments on related party notes	(93,486)	(3,329)	(134,776)

Net Cash Provided (Used) by Financing Activities	67,847	14,334	480,682

Foreign exchange effect on cash	23,962	-	26,028

INCREASE (DECREASE) IN CASH	(67,217)	(3,260)	384,881

CASH AT BEGINNING OF PERIOD	452,098	3,380	-

CASH AT END OF PERIOD	$384,881	$120	$384,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$3,730	$2,904	$31,048
Accounts payable issued for patents	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company organized to enter into the financial account card market with a proprietary patent-pending financial account card product (the “Kunekt Card”) and related services that the Company intends to develop. The Company expects to provide personal and business consumers with the Kunekt Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. The Kunekt Card would reduce the security risk associated with carrying multiple cards around, and it would be able to access multiple financial accounts for a single purchase.  In this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts would be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009

Net loss	$(55,884)	$(6,522)	$(86,401)	$(22,260)

Weighted average number of shares outstanding	384,516,854	430,000,000	407,635,359	430,000,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

NOTE 3 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 400,000,000 shares of the Company’s common stock at a price of $0.000025 per share, or $10,000, which shares represented 93% of the 430,000,000 issued and outstanding common stock of the Company.

On January 21, 2008, corporate officer Arom Thaveeloue acquired 2,000,000 shares of the Company’s common stock at a price of $0.0005 per share, or $1,000, which shares represented less than 1% of the 430,000,000 issued and outstanding common stock of the Company.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

NOTE 3 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Common Stock (continued)

On April 19, 2010, Mark Bruk, president, treasurer and a director of the Company, voluntarily and without consideration submitted 368,000,000 of his 400,000,000 shares of common stock of the Company for cancellation. Following the cancellation, Mr. Bruk has 32,000,000 shares of common stock of the Company, which represents 51.6% of the issued and outstanding shares of common stock of the Company.

After accounting for the share cancellation, corporate officer Arom Thaveeloue’s 2,000,000 shares of the Company’s common stock represents 3.2% of the issued and outstanding shares of common stock of the Company.

Accrued Expenses

For the six months ended April 30, 2010, the Company accrued $19,425 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 777 hours during the period at a rate of $25 per hour. For the three months ended April 30, 2010, the Company accrued $6,450 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 258 hours during the period at a rate of $25 per hour.

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

Notes Payable and Accrued Interest

As of April 30, 2010, the Company had a note payable to an officer totalling $36,730. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $140,458. The Company has repaid $134,776 of this note as of April 30, 2010. Accrued interest payable on the note totals $6,206 at April 30, 2010.

As of October 31, 2009, the Company had a loan payable to an officer totaling $450,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and payable on demand. Accrued interest payable on the promissory note totals $15,976 at April 30, 2010.

NOTE 4 -

PATENTS

Patent filing costs totalling $27,318 were capitalized at October 31, 2009 and additional patent filing costs totalling $3,730 were capitalized during the period ended January 31, 2010. As of January 31, 2010, patent filing costs totalling $31,048 were capitalized. The patent is pending however, as a direct result of the United States Patent and Trademark Office’s recent final Office Action (see below) management has determined that the expected use of the patent has deteriorated significantly and therefore has impaired the patent application fully.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

NOTE 4 -

PATENTS (CONTINUED)

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

NOTE 4 -

PATENTS (CONTINUED)

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

On February 1, 2010 the filed New National Phase Patent Applications in Europe and Australia, based on the Company's International Patent Application No. PCT/US2008/006645, entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts."

On April 6, 2010 the Company announced that on April 1, 2010, the Company received correspondence, from its patent application counsel in respect of its U.S. Patent Application No. 11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007, and entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts".

The United States Patent and Trademark Office issued a final Office Action in connection with the above-referenced matter where the United States Patent and Trademark Office declined the patent application. The due date set for filing a response with the United States Patent and Trademark Office is June 4, 2010.

On June 3, 2010 the Company announced that the Company has decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extends the June 4, 2010 deadline under a concurrently filed request for a 3-month extension.

As a direct result of the United States Patent and Trademark Office’s final Office Action management determined that the expected use of the patent deteriorated significantly and therefore has impaired the patent application fully.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

NOTE 4 -

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

Management had determined that the economic life of the patent would be 10 years. The Company evaluates the recoverability of intangible assets, including patents on a continual basis. As a direct result of the United States Patent and Trademark Office’s recent final Office Action (see above) management has determined that the expected use of the patent has deteriorated significantly and therefore has impaired the patent application fully. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2010 (Unaudited) and October 31, 2009

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

NOTE 6 -

SHARE CAPITAL

On April 19, 2010, we have effected a forward stock split by way of a stock dividend.  In connection with the stock split, shareholders on record as of May 5, 2010 received thirty-nine (39) shares of common stock for each one (1) share of common stock held as of May 5, 2010. The pay-out date as approved by our board of directors and the Financial Industry Regulatory Authority is May 12, 2010. These financial statements have been retroactively adjusted for the effects of the stock split.

On April 19, 2010, Mark Bruk, president, treasurer and a director of the Company, voluntarily and without consideration submitted 368,000,000 of his 400,000,000 shares of common stock of the Company for cancellation. The Company's board of directors approved the cancellation and subsequent return to treasury of the 368,000,000 shares of common stock and as a result the issued and outstanding shares of common stock of the Company decreased from 430,000,000 shares to 62,000,000 shares following the cancellation on April 30, 2010. Following the cancellation, Mr. Bruk has 32,000,000 shares of common stock of the Company, which represents 51.6% of the issued and outstanding shares of common stock of the Company. The cancellation and return to treasury of the 368,000,000 shares of common stock of the Company did not effect or alter the authorized shares of the Company, which is 65,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.01.

NOTE 7 -

SUBSEQUENT EVENTS

On June 3, 2010 the Company announced that the Company has decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extends the June 4, 2010 deadline under a concurrently filed request for a 3-month extension.

Management has evaluated subsequent events and has determined there are no other subsequent events to be reported.

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

Company Overview

We are a development-stage company organized to enter into the financial account card market with a proprietary patent-pending financial account card product (the “KUNEKT Card”) and related services that we are developing. We expect to provide personal and business consumers with the KUNEKT Card (similar in form to a charge card or credit card), which is linked to multiple financial accounts. It is planned that the KUNEKT Card will reduce the security risk associated with carrying multiple cards around, and it will be able to access multiple financial accounts for a single purchase. It is intended that in this way, varying amounts of available funds or available credit lines associated with these multiple financial accounts will be available to a cardholder for a single purchase, reducing the likelihood of a rejection of the purchase.

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

On April 1, 2010, the Company received correspondence, from its patent application counsel in respect of its U.S. Patent Application No. 11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007, and entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts". The United States Patent and Trademark Office issued a final Office Action in connection with the above-referenced matter where the United States Patent and Trademark Office declined the patent application.

On June 3, 2010 the Company announced that the Company has decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extends the June 4, 2010 deadline under a concurrently filed request for a 3-month extension.

Since inception we have primarily been concerned with the design and development of the KUNEKT Card, our logo and our web site located at www.kunekt.com. This substantial amount of work is now nearing completion. As of the date of this quarterly report we have generated no revenues from our operations.

Plan of Operation

Prior to a full commercial launch of the KUNEKT Card we must complete the development of the KUNEKT Card, the related services (including certain aspects of our website), complete the design of the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems thereby allowing our card holders to use their KUNEKT Card in retail establishments which currently process transactions against American Express, VISA, and/or MasterCard credit and debit cards, produce a limited number of KUNEKT Cards, package the KUNEKT Card for a trial distribution and commence marketing efforts. As of the date of this annual report, we have completed certain aspects of this stage, including completing the design of the logo and our website and determining some of the key features of our related services; however, we have yet to complete the design of the computer systems.

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

Over the next twelve months we have estimated that we will need to spend approximately $1,068,000 on completing these stages, up to but not including the production of a limited number of KUNEKT Cards and the trial distribution of KUNEKT Cards.

Quarter Ended	Jul 31, 2010	Oct 31, 2010	Jan 31, 2011	Apr 30, 2011
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	2,500	2,500	7,500	2,500
Legal	2,500	17,500	2,500	2,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	50,000	50,000	50,000	50,000
Website Development	20,000	20,000	20,000	20,000
Software Development	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	1,500	1,500	1,500	1,500
General and Administrative	12,500	12,500	12,500	12,500
Travel	20,000	20,000	20,000	20,000
Miscelleaneous	6,000	6,000	6,000	6,000
Total	$262,000	$277,000	$267,000	$262,000

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

Financial Condition, Liquidity and Capital Resources

At April 30, 2010, we had $384,881 cash on hand and in the bank compared to $120 in cash at April 30, 2009. At April 30, 2010, we had negative working capital of $161,320 compared to negative working capital of $78,558, at April 30, 2009. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, increases in amounts payable to our principle executive officer including a $450,000 loan to the company, and legal and filing fees in respect of our abandoned patent application.

At April 30, 2010, we had total assets of $387,287 consisting of cash of $384,881, prepaid expenses of $98 and interest receivable of $2,308. Our total assets at April 30, 2009 were $26,204 consisting of cash of $120, prepaid expenses of $114 and patent filing fees of $25,970. This change is primarily the result of a $450,000 loan to the company by our principle executive officer and the impairment of our patent filing fees due to our abandoning the patent application.

At April 30, 2010, our total liabilities were $548,606, consisting of a loan payable and accrued interest to our principle executive officer of $465,976, a note payable and accrued interest to our principle executive officer of $42,936, accrued wages payable to our principle executive officer of $39,450 and accounts payable of $244. Our total liabilities at April 30, 2009 were $78,792, consisting of a note payable and accrued interest to our principle executive officer of $68,561, accrued wages payable to our principle executive officer of $8,200 and accounts payable of $2,031.

For the six-month period ended April 30, 2010, net cash used by operating activities was $23,332, net cash used by investment activities was nil, net cash used by financing activities was $67,847, foreign exchange effect on cash was 23,962, notes payable issued for patent filing costs was $3,730 and accounts payable issued for patent filing costs was nil. For the six-month period ended April 30, 2009, net cash used by operating activities was $17,593, net cash used by investment activities was nil, net cash provided by financing activities was $14,334, foreign exchange effect on cash was nil, notes payable issued for patent filing costs was $2,904 and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “KUNEKT Card”) and related services and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) approximately $1,022,000 to continue development of the KUNEKT Card and related services (including our website), and (b) $31,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has loaned the company $450,000 and has a note payable, accrued interest and investments of $58,912 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. However, Mr. Bruk has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.

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

Results of Operations

		Six Months Ended April 30, 2010		Six Months Ended April 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		86,401		22,260
Net Income (Loss)		(86,401)		(22,260)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the six-month period ended April 30, 2010 were $20,832 compared to $17,025 for the six-month period ended April 30, 2009. For the six-month period ended April 30, 2010 accounting fees were $440, auditing fees were $9,543, legal fees were $483, stock transfer agent fees were $1,366 and miscellaneous professional fees were $9,000, compared to $1,900, $7,184, $4,461, $450 and $3,030 respectively for the six-month period ended April 30, 2009. Officer wages for the six-month period ended April 30, 2010 were $19,425 compared to $2,200 for the six-month period ended April 30, 2009. During the six-month period ended April 30, 2010, our president, Mark Bruk, worked 777 hours at a rate of $25 per hour and, as a result, we accrued $19,425 in wages payable to Mr. Bruk compared to 88 hours at a rate of $25 per hour and$2,200 in accrued wages payable during the six-month period ended April 30, 2009. General and administrative expenses for the six-month period ended April 30, 2010 was $4,327 compared to $1,904 for the six-month period ended April 30, 2009. The increase in operating expenses was primarily attributable to our increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009
Accounting fees	$440	$1,900
Auditing fees	9,543	7,184
Legal fees	483	4,461
Stock transfer agent fees	1,366	450
Miscellaneous professional fees	9,000	3,030
General and administrative expenses	4,327	1,904
Officer wages	19,425	2,200

Financing Activities

Financing activities resulted in a net cash outflow of $67,217 for the six-month period ended April 30, 2010 compared to a net cash outflow of $14,334 for the six-month period ended April 30, 2009.

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

Additional Disclosure of Outstanding Share Data

On April 19, 2010, we have effected a forward stock split by way of a stock dividend.  In connection with the stock split, shareholders on record as of May 5, 2010 received thirty-nine (39) shares of common stock for each one (1) share of common stock held as of May 5, 2010. The pay-out date as approved by our board of directors and the Financial Industry Regulatory Authority is May 12, 2010.

On April 19, 2010, Mark Bruk, president, treasurer and a director of the Company, voluntarily and without consideration submitted 368,000,000 of his 400,000,000 shares of common stock of the Company for cancellation. The Company's board of directors approved the cancellation and subsequent return to treasury of the 368,000,000 shares of common stock and as a result the issued and outstanding shares of common stock of the Company decreased from 430,000,000 shares to 62,000,000 shares following the cancellation on April 30, 2010. Following the cancellation, Mr. Bruk has 32,000,000 shares of common stock of the Company, which represents 51.6% of the issued and outstanding shares of common stock of the Company. The cancellation and return to treasury of the 368,000,000 shares of common stock of the Company did not effect or alter the authorized shares of the Company, which is 65,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.01.

As of June 7, 2010, we had 62,000,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the six-month period ended April 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the second quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $213,829 for the period from October 1, 2007 (date of inception) to April 30, 2010 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $58,912 in our company and made a $450,000 loan to the company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of April 30, 2010 is $384,881. We anticipate our ongoing expenses over the next one year to be $1,068,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

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

Mark Bruk, our president, treasurer and sole director, has other outside business activities and currently is devoting approximately 30 hours per week to our operations, however this may not continue. Our operations may be sporadic and occur at times which are not convenient to Mr. Bruk, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

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

Since our president, treasurer and sole director currently owns 51.6% of the issued and outstanding common stock, investors may find that his decisions are contrary to their interests.

As of the date of this quarterly report, Mark Bruk, our president, treasurer and sole director, currently owns 51.6% of the issued and outstanding shares. As a result, he is able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other shareholders. Factors that could cause his interests to differ from the interests of other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he may be able to devote to our company.

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

We have 66,000,000 authorized shares (65,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share), of which only 62,000,000 common shares are currently issued and outstanding as of June 7, 2010. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Since we are a development-stage company, we do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on either our common stock or preferred stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business.

Our inability to receive a patent on our non-provisional patent application filed with the United States Patent and Trademark Office could impair our ability to implement our business strategy successfully.

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

On April 1, 2010, the Company received correspondence, from its patent application counsel in respect of its U.S. Patent Application No. 11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007, and entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts". The United States Patent and Trademark Office issued a final Office Action in connection with the above-referenced matter where the United States Patent and Trademark Office declined the patent application.

On June 3, 2010 the Company announced that the Company has decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extends the June 4, 2010 deadline under a concurrently filed request for a 3-month extension.

If we are unable to receive a patent, we will be required to compete in the financial account card market without the protection of a patent, and this could have a material adverse effect on our ability to establish a base of customers. The inability to obtain a patent could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of our operations and our financial condition.

If we do not file patent applications or do not receive a patent in certain target market countries, our rights in such countries may be nil.

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

On June 3, 2010 the Company announced that the Company has decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extends the June 4, 2010 deadline under a concurrently filed request for a 3-month extension..

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-Q filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
10.8	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-Q filed on February 22, 2010)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: June 9, 2010

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

Date: June 9, 2010.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of Kunekt Corporation for the six-month period ended April 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: June 9, 2010.

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