Form 10-Q
period 2010-07-31
KUNEKT CORP
filed 2010-09-01
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 31, 2010, there were 62,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION

JULY 31, 2010 QUARTERLY REPORT ON FORM 10-Q

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

July 31, 2010 (Unaudited) and October 31, 2009

Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 thru 15

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	July 31, 2010	October 31, 2009
CURRENT ASSETS	(Unaudited)

Cash	$380,002	$452,098
Interest receivable	3,236	-
Prepaid expenses	98	98

Total Current Assets	383,336	452,196

OTHER ASSETS

Patents (Note 4)	-	27,318

Total Other Assets	-	27,318

TOTAL ASSETS	$383,336	$479,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2010	October 31, 2009
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$11,020	$677
Notes payable – related party (Note 3)	44,658	100,847
Accrued interest on note– related party (Note 3)	6,621	5,363
Loan payable – related party (Note 3)	450,000	450,000
Accrued interest on loan – related party (Note 3)	23,344	1,482
Accrued wages – related party (Note 3)	45,900	20,025

Total Current Liabilities	581,543	578,394

TOTAL LIABILITIES	581,543	578,394

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 430,000,000 shares issued and outstanding, respectively (Note 6)	62,000	430,000
Additional paid-in capital (Note 6)	(35,518)	(403,518)
Deficit accumulated during the development stage	(245,844)	(127,428)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	21,155	2,066

Total Stockholders’ Equity (Deficit)	(198,207)	(98,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$383,336	$479,514

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		From Inception on October 1, 2007
	2010	2009	2010	2009	Through July 31, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	18,588	20,014	42,990	37,040	105,831
Officer wages	6,450	2,125	25,875	4,325	45,900
Incorporation costs	-	-	-	-	1,143
Write-off of impaired Patent (Note 4)	-	-	31,048	-	31,048
General and administrative	153	150	909	2,053	36,002
Total Expenses	25,191	22,289	100,822	43,418	219,924

OPERATING LOSS	(25,191)	(22,289)	(100,822)	(43,418)	(219,924)

OTHER INCOME/(EXPENSES)

Realized gain (loss) on foreign exchange calculations	-	-	2,051	-	2,051
Interest income	957	-	3,475	-	3,475
Interest expense	(7,782)	(797)	(23,120)	(1,927)	(31,446)

Total Other Income/(Expenses)	(6,825)	(797)	(17,594)	(1,927)	(25,920)

LOSS BEFORE INCOME TAX EXPENSE	(32,016)	(23,086)	(118,416)	(45,345)	(245,844)

Income tax expense	-	-	-	-	-

NET LOSS	$(32,016)	$(23,086)	$(118,416)	$(45,345)	$(245,844)

Other comprehensive income
- Foreign currency translation adjustments	(4,872)	-	19,089	-	21,155

COMPREHENSIVE LOSS	$(36,888)	$(23,086)	$(99,327)	$(45,345)	$(224,689)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	430,000,000	291,157,509	430,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2010	2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(118,416)	$(45,345)	$(245,844)
Write-off of impaired Patent (Note 4)	31,048		31,048
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	30	(98)
(Increase) decrease in accrued interest receivable	(3,236)	-	(3,236)
(Decrease) increase in accounts payable	10,343	6,172	11,020
Increase in accrued expenses – related party	48,995	6,253	75,865

Net Cash Provided (Used) by Operating Activities	(31,266)	(32,890)	(129,763)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Proceeds from related party notes	33,567	41,307	148,385
Payments on related party notes	(93,486)	(3,729)	(134,775)

Net Cash Provided (Used) by Financing Activities	(59,919)	37,578	488,610

Foreign exchange effect on cash	19,089	-	21,155

INCREASE (DECREASE) IN CASH	(72,096)	4,688	380,002

CASH AT BEGINNING OF PERIOD	452,098	3,380	-

CASH AT END OF PERIOD	$380,002	$8,068	$380,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$3,730	$3,656	$31,048
Accounts payable issued for patents	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009

Net loss	$(32,016)	$(23,086)	$(118,416)	$(45,345)

Weighted average number of shares outstanding	62,000,000	430,000,000	291,157,509	430,000,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

Accrued Expenses

For the nine months ended July 31, 2010, the Company accrued $25,875 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 1,035 hours during the period at a rate of $25 per hour. For the three months ended July 31, 2010, the Company accrued $6,450 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 258 hours during the period at a rate of $25 per hour.

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

Notes Payable and Accrued Interest

As of July 31, 2010, the Company had a note payable to an officer totalling $44,658. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $148,386. The Company has repaid $134,776 of this note as of July 31, 2010. Accrued interest payable on the note totals $6,621 at July 31, 2010.

As of October 31, 2009, the Company had a loan payable to an officer totalling $450,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and payable on demand. Accrued interest payable on the promissory note totals $23,344 at July 31, 2010.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2010 (Unaudited) and October 31, 2009

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

NOTE 7 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined there are no other subsequent events to be reported.

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

Quarter Ended	Oct 31, 2010	Jan 31, 2011	Apr 30, 2011	Jul 31, 2011
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	2,500	2,500	7,500	2,500
Legal	2,500	17,500	2,500	2,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	50,000	50,000	50,000	50,000
Website Development	20,000	20,000	20,000	20,000
Software Development	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	1,500	1,500	1,500	1,500
General and Administrative	12,500	12,500	12,500	12,500
Travel	20,000	20,000	20,000	20,000
Miscellaneous	6,000	6,000	6,000	6,000
Total	$262,000	$277,000	$267,000	$262,000

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

Financial Condition, Liquidity and Capital Resources

At July 31, 2010, we had $380,002 cash on hand and in the bank compared to $8,068 in cash at July 31, 2009. At July 31, 2010, we had negative working capital of $198,207 compared to negative working capital of $102,396, at July 31, 2009. This increase in negative working capital is the result of the increased work on the Kunekt Card and related systems, increases in amounts payable to our principle executive officer including a $450,000 loan to the company, and legal and filing fees in respect of our abandoned patent application.

At July 31, 2010, we had total assets of $383,336 consisting of cash of $380,002, prepaid expenses of $98 and interest receivable of $3,236. Our total assets at July 31, 2009 were $34,896 consisting of cash of $8,068, prepaid expenses of $105 and patent filing fees of $26,723. This change is primarily the result of a $450,000 loan to the company by our principle executive officer and the impairment of our patent filing fees due to our abandoning the patent application.

At July 31, 2010, our total liabilities were $581,543, consisting of a loan payable and accrued interest to our principle executive officer of $473,344, a note payable and accrued interest to our principle executive officer of $51,279, accrued wages payable to our principle executive officer of $45,900 and accounts payable of $11,020. Our total liabilities at July 31, 2009 were $110,569, consisting of a note payable and accrued interest to our principle executive officer of $93,355, accrued wages payable to our principle executive officer of $10,325 and accounts payable of $6,889.

For the nine-month period ended July 31, 2010, net cash used by operating activities was $31,266, net cash used by investment activities was nil, net cash used by financing activities was $59,919, foreign exchange effect on cash was 19,089, notes payable issued for patent filing costs was $3,730 and accounts payable issued for patent filing costs was nil. For the nine-month period ended July 31, 2009, net cash used by operating activities was $32,890, net cash used by investment activities was nil, net cash provided by financing activities was $37,578, foreign exchange effect on cash was nil, notes payable issued for patent filing costs was $3,656 and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our financial account card (the “KUNEKT Card”) and related services and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) approximately $1,022,000 to continue development of the KUNEKT Card and related services (including our website), and (b) $31,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months and as such our president, treasurer and sole director, Mr. Bruk, will need to make additional financial commitments to our company, which is not guaranteed. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has loaned the company $450,000 and has a note payable, accrued interest and investments of $74,623 in our company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. However, Mr. Bruk has undertaken, if he is so able to, to provide us with operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.

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

The development of the KUNEKT Card and related services will continue over the next twelve months. Management does not plan to hire additional employees at this time but to continue to retain the services of third party consultants. Once we begin developing the computer systems that will allow the KUNEKT Card to interconnect with existing financial account card systems we will hire independent consultant(s) to build these systems. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. Other than hiring independent consultants to design, develop and market the KUNEKT Card and related services, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

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

Results of Operations

		Nine Months Ended July 31, 2010		Nine Months Ended July 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		118,416		45,345
Net Income (Loss)		(118,416)		(45,345)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the nine-month period ended July 31, 2010 were $42,990 compared to $37,040 for the nine-month period ended July 31, 2009. For the nine-month period ended July 31, 2010 accounting fees were $726, auditing fees were $12,670, legal fees were $13,958, stock transfer agent fees were $3,034, web design and development fees were nil and miscellaneous professional fees were $12,602, compared to $1,900, $8,934, $4,461, $1,450, $17,236 and $3,058 respectively for the nine-month period ended July 31, 2009. Officer wages for the nine-month period ended July 31, 2010 were $25,875 compared to $4,325 for the nine-month period ended July 31, 2009. During the nine-month period ended July 31, 2010, our president, Mark Bruk, worked 1,035 hours at a rate of $25 per hour and, as a result, we accrued $25,875 in wages payable to Mr. Bruk compared to 173 hours at a rate of $25 per hour and $4,325 in accrued wages payable during the nine-month period ended July 31, 2009. General and administrative expenses for the nine-month period ended July 31, 2010 was $909 compared to $2,053 for the nine-month period ended July 31, 2009. The increase in operating expenses was primarily attributable to our increased work on the Kunekt Card and related systems.

The following table shows a breakdown of material components of our expenses:

	Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009
Accounting fees	$726	$1,900
Auditing fees	12,670	8,934
Legal fees	13,958	4,461
Stock transfer agent fees	3,034	1,450
Web design and development fees	-	17,236
Miscellaneous professional fees	12,602	3,058
General and administrative expenses	909	2,053
Officer wages	25,875	4,325

Financing Activities

Financing activities resulted in a net cash outflow of $72,096 for the nine-month period ended July 31, 2010 compared to a net cash inflow of $4,688 for the nine-month period ended July 31, 2009.

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

As of August 31, 2010, we had 62,000,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the nine-month period ended July 31, 2010.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2010, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2010 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s July 31, 2010 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f))

during the third quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $245,844 for the period from October 1, 2007 (date of inception) to July 31, 2010 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $74,623 in our company and made a $450,000 loan to the company. He is willing to make additional financial commitments, but the total amount that he is willing to invest has not yet been determined. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale, to personal and business consumers, of our proprietary patent pending financial account card product and related services. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of July 31, 2010 is $380,002. We anticipate our ongoing expenses over the next one year to be $1,068,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

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

We have 66,000,000 authorized shares (65,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share), of which only 62,000,000 common shares are currently issued and outstanding as of August 31, 2010. We do not anticipate issuing any preferred shares in the foreseeable future. Our management could, without the consent of our then existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our then existing shareholders. Additionally, large share issuances by us would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

Dated: August 31, 2010

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

Date: August 31, 2010.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the quarterly report on Form 10-Q of Kunekt Corporation for the nine-month period ended July 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: August 31, 2010.

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