Form 10-K
period 2010-10-31
KUNEKT CORP
filed 2011-01-28
CIK 1419177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [   ] Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$600,000 based on a price of $0.02 per share, being the last sale price of the common equity of the registrant on or prior to April 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,000,000 shares of common stock as of January 21, 2011.

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

KUNEKT CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

PART I

This annual report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

•

Our business plans,

•

Our ability to raise additional finances,

•

Our future customers,

•

Our design of our products and our ability to secure manufactures, and

•

Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•

General economic and business conditions,

•

Risks associated with the mobile market,

•

Our lack of operating history,

•

Our limited experience manufacturing mobile products, and

•

The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean Kunekt Corporation, unless otherwise indicated.

Item 1      Business

Corporate Development

We are a development-stage company that was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product that we were developing. Our patent application, which was filed with the U.S. Patent and Trademark Office, was abandoned on September 3, 2010.

We have subsequently changed our business and we now market mobile devices, specifically mobile phones, smartphones and tablet devices. We are evolving our business to become a designer and manufacturer of mobile devices. We intend to sell our products under our own brand name "KUNEKT" in our target markets, which include China, India, Southeast Asia, the Middle East, Eastern Europe and South America.

Transaction with AMS-INT

On January 20, 2011, we entered into a share exchange agreement (the “Xingwei Agreement”) with AMS-INT Asia Limited (“AMS”), one of the two shareholders of AMS (the “AMS Xingwei Shareholder”) and Guangzhou Xingwei Communications Technology Ltd. Inc. (“Xingwei”).  Pursuant to the terms of the Xingwei Agreement, we have agreed to acquire all of the AMS shares held by the AMS Xingwei Shareholder in exchange for the issuance of 35,000,000 shares of our common stock to the AMS Xingwei Shareholder, on the basis of 43,750 shares of our common stock for each one AMS share held, subject to the satisfaction or waiver of certain conditions precedent as set out in the Xingwei Agreement.  On or before the closing of the Xingwei Agreement, AMS will incorporate a company under the laws of the People’s Republic of China which will enter into agreements with Xingwei and its shareholders such that AMS will have effective management control of Xingwei at closing.

On January 20, 2011, we also entered into a share exchange agreement (the “Yiyueqiji Agreement” and, together with the Xingwei Agreement, the “Agreements”) with AMS-INT Asia Limited (“AMS”), the remaining shareholder of AMS (the “AMS Yiyueqiji Shareholder”) and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”).  Pursuant to the terms of the Yiyueqiji Agreement, we have agreed to acquire all of the AMS shares held by the AMS Yiyueqiji Shareholder in exchange for the issuance of 70,600,000 shares of our common stock to the AMS Yiyueqiji Shareholder, on the basis of 7,673 shares of our common stock for each one AMS share held, subject to the satisfaction or waiver of certain conditions precedent as set out in the Yiyueqiji Agreement.  On or before the closing of the Yiyueqiji Agreement, AMS will incorporate a company under the laws of the People’s Republic of China which will enter into agreements with Yiyueqiji and its shareholders such that AMS will have effective management control of Yiyueqiji at closing.

Conditions Precedent to the Closing of the Agreements

The closing of the Agreements is subject to the satisfaction of conditions precedent as set forth in the respective Agreements, including, among other things, the following:

1.

we will have reviewed and approved of all materials in the possession and control of AMS, the shareholders of AMS, and Yiyueqiji or Xingwei, as applicable, which are germane to our decision to proceed with the respective Agreements;

2.

we will be reasonably satisfied that the due diligence, analysis and other customary examinations that we have performed regarding the financial position and the business of AMS and Yiyueqiji or Xingwei, as applicable, are consistent, in all material respects, with the representations and warranties of AMS, its shareholders and Yiyueqiji or Xingwei, as applicable,

3.

we shall have received, and had a reasonable opportunity to review, a copy of the consolidated audited financial statements for AMS for the fiscal year ended December 31, 2010 (consolidated to include the financial statements of Yiyueqiji and Xingwei), and the comparative period thereto, and the consolidated unaudited interim financial statements for AMS for the three months ended March 31, 2011 and the comparative period thereto, all prepared in accordance with United States generally acceptable accounting principles (“GAAP”) and audited by an independent auditor registered with the Canadian Public Accounting Board and the United States Public Company Accounting Oversight Board;

4.

AMS will have provided us with a legal opinion of its counsel with respect to AMS (and its subsidiaries) and Yiyueqiji or Xingwei, as applicable in a form reasonably satisfactory to our solicitors;

5.

all required approvals, consents, authorizations and waivers relating to the consummation of the transactions contemplated in the Agreements, including antitrust clearance to the extent applicable, will have been obtained;

6.

the approval of our board of directors, the board of directors of AMS and the board of directors of Yiyueqiji or Xingwei, as applicable, will have been obtained;

7.

we shall have received, and had a reasonable opportunity to review, copies of the agreements pursuant to which management control of Yiyueqiji or Xingwei, as applicable, has been transferred to AMS, and we will be reasonably satisfied with the content of such agreements;

8.

neither we, AMS nor Yiyueqiji or Xingwei, as applicable, will have any outstanding liabilities at the closing of the respective Agreements;

9.

no material adverse change will have occurred with the business or assets of our company, AMS or Yiyueqiji or Xingwei, as applicable;

10.

as a condition pertaining solely to the Yiyueqiji Agreement, we will have $1,500,000, less the total amount of any operational advances made to AMS prior to the closing of the Yiyueqiji Agreement, on our balance sheet at the closing of the Yiyueqiji Agreement;

11.

as a condition pertaining solely to the Yiyueqiji Agreement, AMS and Yiyueqiji will have an aggregate total of $1,500,000 cash on their respective balance sheets at the closing of the Yiyueqiji Agreement, as determined in accordance with GAAP and as confirmed by the auditors of AMS to our satisfaction; and

12.

as a condition pertaining solely to the Xingwei Agreement, Xingwei will have generated revenues of more than $5,000,000 for the year ended December 31, 2010, as determined in accordance with GAAP and as confirmed by the auditors of AMS to our satisfaction.

13.

we will take all necessary action to increase our authorized common stock to 500,000,000 common shares.

Due to conditions precedent to the closing of the Agreements, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the acquisition of the shares of AMS, as contemplated in the Agreements.

The securities of our company to be issued to the shareholders of AMS upon the closing of the respective Agreements will not be registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under the Securities Act of 1933. The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933 or an applicable exemption from such registration requirements.

Industry

General

Over the past two decades, technological advancements in the mobile device industry have greatly expanded mobile device capabilities. Mobile devices include mobile phones, smartphones, tablets and other related products. The popularity of these devices is benefiting from reductions in size, weight and construction and improvements in functionality, storage capacity and reliability.

Market Size

Our management believes that the market for mobile communication devices targeted by Kunekt is huge and growing rapidly. We estimate that global voice and data revenue for 2010 will be approximately $830 billion.

We believe that Asia and Africa represent potentially large markets as the mobile penetration rate in Asia is approximately 68% and in Africa is approximately 41% and a majority of the world’s population lives in these continents.

Also, existing owners are now increasingly upgrading from basic phones to smartphones and smart mobile devices such as the iPad, creating a huge market for upgrades among the world’s estimated 5.28 billion existing mobile subscribers.

Thus, even in developed countries where the mobile penetration rate already exceeds 100%, we anticipate that there should be massive growth as existing users switch from basic phones to smart communication devices, and from basic cellular service to mobile broadband.

In developing countries, we anticipate that basic phones will continue to dominate in the near term. However, as prices drop and become more affordable, we anticipate smartphones and media tablets will shift from being a niche market to taking over the mainstream market.

Market Trends

We believe that demographic and technological trends are converging to create tremendous opportunities in the global mobile market, especially in the segments targeted by us. These trends include:

1.

Strong growth in mobile phone sales worldwide.

2.

Strong growth in smartphone sales.

3.

Strong growth in media tablet sales in higher-end markets.

4.

Increasing sales of cheap unbranded “white-box” handsets in emerging regions, such as China, India, Russia, Latin America, and Africa.

5.

The dominant mobile device type shipped globally will be feature phones without an identifiable OS because emerging markets dominate handset demand.

6.

Accelerated evolution of smartphone OS platforms. Android—the most open, flexible smartphone OS platform—has taken advantage of this trend and achieved stunning growth.

7.

Rise of the third era of mobility—the service and social era. The first era was devices, characterized by iconic devices such as the Motorola RAZR and dominated by device manufacturers. The second era was applications, which arrived with the iPhone, popularizing application and media stores. The third era—service and social—will build on the application era.

8.

Context will be a defining principle of mobile business for the next decade. It will play a key role in many areas of mobile business, especially advertising and marketing. Contextually aware systems anticipate a user’s needs and proactively serve up the most appropriate and customized content, product, or service.

9.

Mobile will generate revenue from a wide range of additional services such as context, advertising, application and service sales, and so on. Each of these will be a significant business worth several tens of billions of dollars per year.

The Opportunity

We believe that the characteristics of the mobile communications market over the next five years represent an attractive opportunity, as several trends converge:

•

Trillion dollar market size

•

High growth rates:

o

Feature phones in developing markets

o

Smartphones and media tablets in developed markets

•

Shift from basic phones to smart communication devices, and from basic cellular service to mobile broadband

•

Increasing sales of cheap unbranded “white-box” handsets in emerging regions

•

Rise of Android

We believe that there is a unique opportunity in combining the affordability of “white-box” handsets with the attractiveness of branded Android phones. We believe it is pioneering a new market segment, by cutting the costly marketing and administrative overhead of the large global brands, while simultaneously offering upwardly mobile customers in developing countries the prestige and trustworthiness of a recognized brand. We believe this best-of-both-worlds strategy offers strong competitive and profitability advantages.

Our Products

We are working with manufactures in China to develop two products:

•

Kruze, our smartphone with a 3.2" widescreen display, dual mode support for CDMA & GSM networks and Google Android operating system; and

•

Krush, our tablet with a 7" widescreen display, support for WiFi and Google Android operating system.

As of January 21, 2011, we have not entered into any formal agreement with these manufactures and we have no guarantee that any manufacture will develop our products. Our plan is to sign a distribution agreement before engaging a manufacture to produce our products. Upon the signing of a distribution agreement, our management anticipates that we should be able to engage one of the manufactures in China with whom we have been negotiating to produce our products.

Manufacturing

We intend to outsource the majority of our manufacturing services to a manufacturer in China, including board production, certain parts procurement, assembly, some quality assurance testing, warranty repair and service. We intend to execute design and manufacturing agreements with numerous manufacturing companies. These companies will collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

We anticipate that the manufacturing companies will be required to provide us with several warranties, including that they have all necessary rights required to sell the products, that each product will be free from any material defect for a period of at least 24 months, that the products will be free from any liens, encumbrances or defects in title and that the products will comply with all specifications.

We intend to build and maintain build-to-order capabilities and quality control functions in-house, which will be the responsibility of our production and engineering teams. This should include manufacture engineering, development of production and assembly test procedures, definition of quality assurance program and development of test fixtures, build-to-order production and "out-of-box" quality assurance testing.

We have entered into negotiations with various manufactures but, as of  January 21, 2011, we have not entered into any formal agreement and there is no guarantee that we will be able to enter into any agreement.

Our Strategy

Our goal is to be a global leader in the design, development and manufacture of mobile devices through the following strategies:

  Enhance brand awareness.
  We believe that building our brand will be critical to creating demand for, and achieving widespread acceptance of, our mobile devices. We believe a strong brand offers a competitive advantage and so we intend to devote significant resources to strategic marketing promotion in an effort to create and increase brand awareness and product recognition and heighten consumer loyalty. Our aim is to develop the “Kunekt” name into an internationally recognizable brand.

  Build a sales network and distribution channels.
  We intend to penetrate the global market for mobile devices by creating a sales and customer service network of agents and dealers in international markets. We also intend to develop relationships with a broad set of wholesalers, distributors and resellers, all in order to create market availability of our products. We expect that these relationships should allow us to build a diverse global customer base.

  Affordable Products.
  We believe that price is a primary factor in determining how quickly mobile devices are adopted by consumers. We intend to explore ways to minimize the cost of product manufacturing in order to provide our products at low prices to our customers while offering high quality products.

Sales

We are going to build a sales team of individuals that will have geographic responsibilities for direct and indirect sales opportunities. Our sales team will work closely with our distribution partners in defined regions based upon a standard agreement.

Marketing

We anticipate developing marketing programs aimed at increasing awareness of our products, product management and corporate communications. Key elements of our marketing program will include:

•

Participation in targeted industry trade shows and conferences;

•

Editorial coverage and advertisements placed in targeted vertical market, technology and business mediums, including specific industry publications;

•

Product marketing refinement by obtaining customer feedback through surveys;

•

Use of our web site for communications, as well as customer and channel support capabilities; and

•

Inclusion of customers, industry experts and others in the product development and testing cycles.

We recognize that, as a small company, our key to success depends on our ability to provide a better product than our larger competitors and to be more responsive to our customers' needs. When embarking on the development of a new device or an upgrade of an existing one, we intend to devote resources to soliciting customer feedback. We believe this process, combined with our flexibility to make quick decisions, will enable us to deliver products and technology ahead of our competitors.

Competition

The market for mobile devices is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements as well as marketing efforts by industry participants. Competition is typically based on design, product innovation, quality, reliability, performance, ease of use and price. The technology behind our mobile device products must consistently be improved over time and we will have to continually enhance our products to meet the competitive threats from our competitors. Our products will primarily compete with products offered by low-cost manufacturers of similar mobile device products, the majority of which are no-brand Chinese companies.

Many, if not all, of our competitors have greater financial, technical, and research and development resources and marketing capabilities than we do.

Research and Development

We intend to focus our product design efforts on both improving our existing products and developing new products. In an effort to enhance our product’s quality, reduce costs and keep up with emerging digital product trends, we intend to work with outsourced research institutions and universities and suppliers to identify emerging digital product trends and implement new solutions intended to meet the current and future needs of the markets we intend to serve.

Intellectual Properties

On November 22, 2010, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office for the following goods and services: mobile phones and smartphones. On September 24, 2008, we applied for a service mark on “Kunekt” with the U.S. Patent and Trademark Office for certain financial services. We were granted the registered service mark on "Kunekt" (Registration #3,622,342) by the United States Patent and Trademark Office on May 19, 2009.

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

Employees

At present, we have no employees other than our president, treasurer and director, Mark Bruk. His primary interest is our company and he devotes approximately 25-40 hours per week to our operations.

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

Risks Related to our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

Our auditor's report on our October 31, 2010 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. On September 24, 2009, we secured $450,000 in a loan from our founder and $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year.

We have incurred an accumulative net loss of $272,646 for the period from October 1, 2007 (date of inception) to October 31, 2010 and we have had no revenue. As of October 31, 2010, we had a working capital deficit of $221,631. We anticipate our ongoing expenses over the next one year to be $1,200,000 for the one year period.  Mark Bruk, our president, treasurer and director, in addition to his investment in our common stock, has invested an additional $52,064 in our company and made a $450,000 loan to the company. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of October 31, 2010 is $387,150 and we had a working capital deficit of $221,631. We anticipate our ongoing expenses over the next one year to be $1,200,000 for the one year period. We require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

Currently, management cannot provide investors with an accurate estimate of the additional proceeds required to manufacture our mobile device products, establish our sales and marketing initiatives, and build our customer base. Investors should be aware that even if we complete the manufacture of our mobile device products the costs associated with marketing these products may be cost prohibitive, which would result in the total loss of any investment made in our company. Additionally, if we are not successful in earning revenues, we may require additional financing to sustain business operations.

Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to attract interest from potential customers for our new mobile device products, changes in the mobile device marketplace, and investor sentiment. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

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

We anticipate operating expenses will increase prior to earning revenue, if any, and we may never achieve profitability.

Prior to establishing our sales and marketing initiatives, we anticipate that we will incur increased operating expenses without realizing any revenue. Based upon current plans, we expect to incur operating losses in future periods. Anticipated losses will occur because there are expenses associated with the manufacture of our mobile device products and establishing our sales and marketing initiatives. We will need to raise additional funds through future debt or equity financing.

Within the next one year, increases in expenses associated with the manufacture of our mobile device products and establishing our sales and marketing initiatives will be attributed primarily to the cost of suppliers, manufacturers and sales and marketing personnel.

Risks Related To Our Operations

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products, or if we incur excessive expense promoting and maintaining our brand or our products, our potential revenues could be limited, our costs could increase and our operating results and financial condition would be harmed.

We believe that acceptance of our mobile device products by an expanding customer base depends in large part on increasing awareness of the Kunekt brand and that brand recognition will be even more important as competition in our market increases. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to develop reliable and quality products at competitive prices. In addition, globalizing and extending our brand and recognition of our products and services is costly and involves extensive management time to execute successfully. Further, the markets in which we intend to operate are highly competitive and many of our competitors have greater marketing resources than we do. Our future brand promotion activities may involve significant expense and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition would suffer.

We are  subject to rapidly declining average selling prices, which may harm our results of operations.

Mobile devices such as those we offer are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Mobile device products are subject to rapid technological changes which often cause product obsolescence. Companies within the mobile device industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is expected to be extremely short, thereby generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, mobile device distributors expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the mobile device distributor’s own profit margins. As a result, we may have to reduce the price of some of our mobile device products and could expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The mobile devices industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products will compete in the low-to-medium priced sector of the mobile devices market and will compete primarily on the basis of:

·	reliability;
·	brand recognition;
·	quality;
·	price;
·	design;
·	consumer acceptance of our brand; and
·	quality service and support to retailers and our customers.

In recent years, many of our anticipated competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our suppliers or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our anticipated competitors have:

·	significantly longer operating histories;
·	significantly greater managerial, financial, marketing, technical and other competitive resources; and
·	greater brand recognition.

As a result, our competitors may be able to:

·	adapt more quickly to new or emerging technologies and changes in customer requirements;
·	devote greater resources to the promotion and sale of their products and services; and
·	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

·	new companies enter the market; or
·	existing competitors expand their product mix.

An increase in competition could result in material price reductions or loss of our market share.

Our revenues and earnings could be materially and adversely affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

Consumers for mobile devices have many products to choose from and we must compete with these products in order to sell our products and generate revenues. Our success will be dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to gain footholds in new markets for our products, we must maintain our existing products as well as integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings would be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could also materially and adversely affect our revenues and earnings.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories and we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely affected.

The demand for our products will depend on many factors, including pricing and inventory levels, and it is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key third party retailers, distributors and telecommunication carriers. It is particularly difficult to forecast demand by an individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

Our products may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we must develop our products to keep pace with the rapidly changing mobile device market. Sophisticated electronic products like ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and jeopardize our relationship with retailers, distributors and telecommunication carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and warranty claims and litigation which could harm our business, results of operations and financial condition.

We will depend on a limited number of suppliers for components for our products. The inability to secure components for our products could reduce our revenues and adversely affect our relationship with our customers.

We will rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we expect we will be dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

·	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;
·	manufacturing delays caused by such lack of availability or interruptions in delivery;
·	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
·	risks related to foreign operations.

We do not currently have any long-term or exclusive purchase commitments with any suppliers. Our failure to establish relationships could negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from suppliers, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.

We intend to use a broad range of materials and supplies, including displays, control ICs, Wifi modules, GPS modules and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we intend to purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components from any supplier and could not procure the components from other sources, we would be unable to meet our production schedules for some of our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

We expect that a significant portion of our working capital will consist of accounts receivable from customers. If customers were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

In addition, our industry is characterized by long periods for collection from customers and short periods for payment to suppliers, the combination of which may cause us to have liquidity problems. We expect to experience an average accounts settlement period ranging from one month to as high as four months from the time we sell our products to the time we receive payment from customers. In contrast, we will need to place certain deposits and advances with suppliers on a portion of the purchase price in advance and for some suppliers we will have to maintain a deposit for future orders. Because this payment cycle is considerably shorter than this receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, will be an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products will be shipped through third-party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to customers. If adequate third-party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

The seasonality of our industry, as well as changes in consumer spending and economic conditions, may cause our quarterly operating results to fluctuate and cause our stock price to decline.

Our net revenues and operating results may vary significantly from quarter to quarter. The main factors that may cause these fluctuations are:

·	seasonal variations in operating results;
·	variations in the sales of our products to customers;
·	variations in manufacturing and supplier relationships;
·

if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

·	the discretionary nature of customers’ demands and spending patterns;
·	changes in market and economic conditions; and
·	competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

Sales of our products will be somewhat seasonal due to consumer spending patterns, which should tend to result in significantly stronger sales in our fourth and first fiscal quarters, especially as a result of the holiday season. Although we believe that the seasonality of our industry is based primarily on the timing of consumer demand for products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage. Due to the seasonality of our industry, our results for interim periods may not necessarily be indicative of our results for the year.

As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

We may rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

We may rely on trade secrets, which we will seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

Since we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

We are a development-stage company and recently began marketing our mobile device products. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully.

We cannot guarantee that in the future we will be successful in generating revenue or raising funds through the sale of shares or through debt financing to pay for manufacturing, sales and marketing expenses. As of the date of this annual report, we have not earned any revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

We will be dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a workforce of technically competent employees to design, develop and manufacture our products and provide service support. Our ability to implement effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our industry and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain insurance coverage in the future, and even if we are able to obtain coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We may be subject to market risk through sales to international markets.

We expect that a large percentage of our sales will be being derived from international markets. These international sales will be primarily focused in China, India, Southeast Asia, the Middle East, Africa, Eastern Europe and South America. These operations will be subject to risks that are inherent in operating in foreign countries, including the following:

·	foreign countries could change regulations or impose currency restrictions and other restraints;
·	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we intend to operate;
·	exchange controls;
·	some countries impose burdensome tariffs and quotas;
·	political changes and economic crises may lead to changes in the business environment in which we intend to operate;
·	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and
·	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, we intend to utilize third-party distributors to act as our representative for the geographic region that they will be assigned. Significant terms and conditions of distributor agreements will include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products will not be considered inventory on consignment. Our success will be dependent on these distributors finding customers and receiving orders.

Our information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our information systems are stored on servers in the United States. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, our information systems may be seriously damaged, and we may have to stop or delay sales and marketing of our products. We may incur expenses or loss of revenues relating to such damages.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

·	vulnerability of our industry to a general economic downturn globally;
·	fluctuation and unpredictability of costs related to the raw material used to manufacture our products;
·	seasonality of our industry;
·	competition from our competitors; and
·	our ability to obtain necessary government certifications and/or licenses to conduct our business.

Risks Related to our Management

Our president is a non-resident of the United States.

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

We are entirely dependent on the efforts of Mark Bruk, our president, treasurer and director. The loss of our president, treasurer and director, or of other key personnel hired in the future, could have a material adverse effect on the business and our prospects.  There is no guarantee that replacement personnel, if any, will help our company to operate profitably. We do not maintain key person life insurance on Mr. Bruk.

Since our president has no direct experience in the mobile device business, we may never be successful in implementing our business strategy, which will result in the loss of your investment.

Mark Bruk, our president, treasurer and director, has no direct experience in the design, manufacture, sales and marketing of mobile device products. As a result, he may not be fully aware of many of the specific requirements of operating a mobile devices' business. His decisions and choices may also not account for the business or sales strategies which are commonly deployed in the mobile device industry. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to his lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

Compensation may be paid to our officers, directors and employees regardless of our profitability. Such payments may negatively affect our cash flow and our ability to finance our business plan, which would cause our business to fail.

Mark Bruk, our president, treasurer and director is receiving compensation and Arom Thaveeloue, our secretary and/or any future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by Mr. Bruk, Mr. Thaveeloue or any other personnel in the future will be determined from time to time by the board of directors, which currently consists solely of Mr. Bruk, or Mr. Bruk in his capacity as our president, as applicable. We expect to reimburse Mr. Bruk, Mr. Thaveeloue and any future personnel for any direct out-of-pocket expenses they incur on behalf of us.

Risks Related To Our Capital Structure

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

We have 66,000,000 authorized shares (65,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share), of which 62,000,000 common shares are currently issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future.
Large increases in authorized shares and share issuances by us would generally have a negative impact on our share price. It is possible that, due to an increase in the authorized shares or additional share issuance, you could lose a substantial amount, or all, of your investment.

Since our president currently owns 51.6% of the issued and outstanding common stock, investors may find that his decisions are contrary to their interests.

As of the date of this annual report, Mark Bruk, our president, treasurer and sole director, currently owns 51.6% of the issued and outstanding shares. As a result, he is able to choose all of our directors and control the direction of our company. Mr. Bruk's interests may differ from the interests of other shareholders. Factors that could cause his interests to differ from the interests of other shareholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to our company.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and do not currently intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Item 1B      Unresolved Staff Comments

Not applicable.

Item 2      Properties

Our registered office is located at Unit 1, 12/F International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong and our telephone number is (+852) 2824-8178 and our fax number is (+852) 3669 8300. Our operational premises are primarily located where our president is operating from, which is from his home in Vancouver, Canada or facilities in Hong Kong, which have recently been secured. These operational premises in Vancouver are provided at no charge by our president and our operational premises in Hong Kong are provided under the terms of an automatically-renewing agreement with Regus Plc, which agreement has a minimum term of 3-months, provides us with an office for up to 5-days per month in addition to access to Regus facilities worldwide on a pay-as-you-go basis. We believe these current premises will be adequate for our current operations, prior to closing on the acquisition of AMS, and we anticipate securing adequate premises in the foreseeable future.

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

Item 4      [Removed and Reserved]

PART II

Item 5      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our shares of common stock, par value $0.001, are quoted for trading on the OTC Bulletin Board under the symbol “KNKT”. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended October 31, 2010 and 2009. The bid information was obtained from the Over-the-Counter Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
April 30, 2010(1)	0.10	.10
July 31, 2010	.30	.05
October 31, 2010	.98	.51

(1)

The first trade of our common stock on the OTC Bulletin Board was on May 18, 2010.

Holders of Our Common Stock

As of January 21, 2011, there were 5 holders of record of our common stock. Our transfer agent is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.

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

Purchase of Equity Securities by Our Company and Affiliated Purchasers

None.

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

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

Company Overview

We are a development-stage company that was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product that we were developing. Our patent application, which was filed with the U.S. Patent and Trademark Office, was abandoned on September 3, 2010.

We have subsequently changed our business and we now market mobile devices, specifically mobile phones, smartphones and tablet devices. We are evolving our business to become a designer and manufacturer of mobile devices. We intend to sell our products under our own brand name "KUNEKT" in our target markets, which include China, India, Southeast Asia, the Middle East, Eastern Europe and South America.

As of the date of this annual report we have generated no revenues from our operations.

Plan of Operation

Over the next twelve months we anticipate establishing a market for our products primarily through a direct sales model. We have established an office in Hong Kong. We anticipate that we should hire seasoned mobile devices salespeople to generate leads and eventually customers from China, India and other emerging markets.

Over the next twelve months we estimate that we should need to spend approximately $1,200,000 on completing these stages. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Jan 31, 2011	Apr 30, 2011	Jul 31, 2011	Oct 31, 2011
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	75,000	25,000	25,000	25,000
Legal	12,500	12,500	12,500	12,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	25,000	25,000	25,000	25,000
Website Development	20,000	20,000	20,000	20,000
Third-party sales consultants	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	7,500	1,500	1,500	1,500
General and Administrative	25,000	25,000	25,000	25,000
Travel	30,000	20,000	20,000	20,000
Miscelleaneous	15,000	5,000	5,000	5,000
Total	$357,000	$281,000	$281,000	$281,000

As we continue to work to build our sales channels, we will attempt to raise additional money through future debt or equity financing to fund our plan. We will continually refine our marketing efforts from the feedback we receive from customers and prospective customers.

Financial Condition, Liquidity and Capital Resources

At October 31, 2010, we had $387,150 cash on hand and in the bank compared to $452,098 in cash at October 31, 2009. At October 31, 2010, we had a working capital deficit of $221,631 compared to working capital deficit of $126,198, at October 31, 2009. This increase in working capital deficit was primarily the result of work on our proprietary patent pending financial account card product, which patent application was abandoned on September 3, 2010.

At October 31, 2010, we had total assets of $387,248 consisting of cash of $387,150 and prepaid expenses of $98. Our total assets at October 31, 2009 were $479,514 consisting of cash of $452,098, prepaid expenses of $98 and patent filing fees of $27,318. This change is primarily the result of work on our proprietary patent pending financial account card product, and expensing the legal and filing fees in respect of our abandoned patent application.

At October 31, 2010, our total liabilities were $608,879, consisting of a loan payable and accrued interest to our principle executive officer of $480,711, a note payable and accrued interest to our principle executive officer of $59,147, accrued wages payable to our principle executive officer of $55,575 and accounts payable of $13,446. Our total liabilities at October 31, 2009 were $578,394, consisting of a loan payable and accrued interest to our principle executive officer of $451,482, a note payable and accrued interest to our principle executive officer of $106,210, accrued wages payable to our principle executive officer of $20,025 and accounts payable of $677.

For the year ended October 31, 2010, net cash used by operating activities was $34,902, net cash used by investment activities was nil, net cash used by financing activities was $52,513, notes payable issued for patent filing costs was $3,730 and accounts payable issued for patent filing costs was nil. For the year ended October 31, 2009, net cash used by operating activities was $53,681, net cash used by investment activities was nil, net cash provided by financing activities was $500,333, notes payable issued for patent filing costs was $2,835 and accounts payable issued for patent filing costs was nil.

We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be (a) approximately $1,138,000 to commence marketing and distribution of our mobile device products, and (b) $62,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for the design, development, production, packaging and distribution of our mobile device products and initiating sales and marketing activities, and to offset legal and accounting fees - by additional financing. This will likely be in the form of future debt or equity financing.

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

The design, development, production, packaging and distribution of our mobile device products will continue over the next twelve months. Management does not plan to hire additional employees at this time but to continue to retain the services of third-party consultants. As we begin marketing and distributing our mobile device products we will hire independent consultant(s) to generate sales leads and product orders. We intend to hire these sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees. We have no current material commitments.

If we are unable to complete any phase of our marketing efforts because we don't have enough money, we will cease our marketing operations until we raise money. Attempting to raise capital after failing in any phase of our marketing plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we build a network of distributors for our mobile device products. Accordingly, we must raise cash from sources other than from the sale of our mobile device products. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to market our mobile device products.

Results of Operations

		Year Ended October 31, 2010		Year Ended October 31, 2009		From Inception on October 1, 2007 through October 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		120,351		66,288		239,453
Net Income (Loss)		(145,218)		(72,100)		(272,646)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the year ended October 31, 2010 were $44,933 compared to $22,477 for the year ended October 31, 2009. The increase in professional and legal fees was primarily attributable to increased work by our founder. For the year ended October 31, 2010 accounting fees were $966, auditing fees were $16,455, legal fees were $14,878, stock transfer agent fees were $3,634 and miscellaneous professional fees were $9,000, compared to $1,993, $10,726, $7,282, $2,476 and $nil respectively for the year ended October 31, 2009.  Officer wages for the year ended October 31, 2010 were $35,550 compared to $14,025 for the year ended October 31, 2009. During the year ended October 31, 2010, our president, Mark Bruk, worked 1,422 hours at a rate of $25 per hour and, as a result, we accrued $35,550 in wages payable to Mr. Bruk. For the year ended October 31, 2009, Mr. Bruk worked 561 hours at a rate of $25 per hour and, as a result, we accrued $14,025 in wages payable to Mr. Bruk. General and administrative expenses for the year ended October 31, 2010 was $8,820 compared to $29,786 for the year ended October 31, 2009. The decrease in general and administrative expenses was primarily attributable to the reduced work on our proprietary patent pending financial account card product, which patent application was abandoned on September 3, 2010.

The following table shows a breakdown of material components of our patent filing costs and other expenses:

	Year Ended October 31, 2010	Year Ended October 31, 2009	From Inception on October 1, 2007 through October 31, 2010
Patent filing costs	$3,730	$2,835	$31,048
Accounting fees	966	1,993	5,734
Auditing fees	16,455	10,726	37,456
Legal fees	14,878	7,282	36,925
Stock transfer agent fees	3,634	2,476	16,421
General and administrative expenses	8,820	29,786	43,913
Officer wages	35,550	14,025	55,575

Financing Activities

Financing activities resulted in a net cash outflow of $52,513 for the year ended October 31, 2010 compared to a net cash inflow of $500,333 for the year ended October 31, 2009.

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

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2011 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of January 21, 2011, we had 62,000,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our annual reports on Form SB-2 for the year ended October 31, 2007 and on Form 10-K for the years ended October 31, 2008 and 2009, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended October 31, 2010.

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

Our financial statements for the fiscal year ended October 31, 2010 immediately follow:

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

October 31, 2010 and 2009 and
From Inception on October 1, 2007 Through October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Kunekt Corporation

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Kunekt Corporation (A Development Stage Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception on October 1, 2007 through October 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kunekt Corporation (A Development Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and from inception on October 1, 2007 through October 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 4 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Kunekt Corporation's (A Development Stage Company) internal control over financial reporting as of October 31, 2010 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

January 31, 2010

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
October 31, 2010		October 31, 2009

CURRENT ASSETS

Cash	$387,150	$452,098
Prepaid expenses	98	98

Total Current Assets	387,248	452,196

OTHER ASSETS

Patents (Note 3)	-	27,318

Total Other Assets	-	27,318

TOTAL ASSETS	$387,248	$479,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

October 31, 2010		October 31, 2009

CURRENT LIABILITIES

Accounts payable	$13,446	$677
Notes payable – related party (Note 2)	52,064	100,847
Accrued interest on note – related party (Note 2)	7,083	5,363
Loans payable – related party (Note 2)	450,000	450,000
Accrued interest on loan – related party (Note 2)	30,711	1,482
Accrued wages – related party (Note 2)	55,575	20,025

Total Current Liabilities	608,879	578,394

TOTAL LIABILITIES	608,879	578,394

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 430,000,000 shares issued and outstanding, respectively	62,000	430,000
Additional paid-in capital (Note 2)	(35,518)	(403,518)
Deficit accumulated during the development stage	(272,646)	(127,428)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	24,533	2,066

Total Stockholders’ Equity (Deficit)	(221,631)	(98,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$387,248	$479,514

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended October 31,2010	For the Year Ended October 31,2009	From Inception on October 1, 2007 Through October 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	44,933	22,477	107,774
Officer wages	35,550	14,025	55,575
Incorporation costs	-	-	1,143
Write-off of impaired Patent (Note 3)	31,048	-	31,048
General and administrative	8,820	29,786	43,913

Total Expenses	120,351	66,288	239,453

OPERATING LOSS	(120,351)	(66,288)	(239,453)

OTHER EXPENSE

Realized gain (loss) on foreign exchange calculations	2,051	-	2,051
Interest income	4,032	-	4,032
Interest expense	(30,950)	(5,812)	(39,276)

Total Other Expense	(24,867)	(5,812)	(33,193)

LOSS BEFORE INCOME TAX EXPENSE	(145,218)	(72,100)	(272,646)

Income tax expense	-	-	-

NET LOSS	$(145,218)	$(72,100)	$(272,646)

Other comprehensive income - Foreign currency translation adjustments	22,467	2,066	24,533

COMPREHENSIVE LOSS	$(122,751)	$(70,034)	$(248,113)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	430,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock			Accumulated Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive
Shares		Amount	Capital	Stage	Loss	Total

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	400,000,000	400,000	(390,000)	-	-	10,000

Net loss for the period ended October 31, 2007	-	-	-	(5,740)	-	(5,740)

Balance, October 31, 2007	400,000,000	400,000	(390,000)	(5,740)	-	(4,260)

Common stock issued for cash at $0.02 per share (Note 4)	30,000,000	30,000	(15,000)	-	-	15,000

Net loss for the period ended October 31, 2008	-	-	-	(49,588)	-	(49,588)

Balance, October 31, 2008	430,000,000	430,000	(405,000)	(55,328)	-	(30,328)

Imputed Interest on Related Party Notes Payable (Note 2)	-	-	1,482	-	-	1,482

Net loss for the period ended October 31, 2009	-	-	-	(72,100)	-	(72,100)

Foreign currency translation adjustment	-	-	-	-	2,066	2,066

Balance, October 31, 2009	430,000,000	430,000	(403,518)	(127,428)	2,066	(98,880)

Cancellation of shares at April 19, 2010	(368,000,000)	(368,000)	368,000	-	-	-

Net loss for the period ended October 31, 2010	-	-	-	(145,218)	-	(145,218)

Foreign currency translation adjustment	-	-	-	-	22,467	22,467

Balance, October 31, 2010	62,000,000	$62,000	$(35,518)	$(272,646)	$24,533	$(221,631)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	From Inception on October 1, 2007 Through October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(145,218)	$(72,100)	$(272,646)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	1,482	1,482
Write-off of impaired Patent (Note 3)	31,048	-	31,048
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	37	(98)
(Decrease) increase in accounts payable	12,769	(1,456)	13,446
Increase in accrued expenses – related party	66,499	18,356	93,369

Net Cash Used by Operating Activities	(34,902)	(53,681)	(133,399)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party notes	40,974	62,062	159,522
Proceeds from related party loans	-	450,000	450,000
Payments on related party notes	(93,487)	(11,729)	(134,776)

Net Cash Provided by (Used by) Financing Activities	(52,513)	500,333	499,746

Foreign exchange effect on cash	22,467	2,066	24,533

INCREASE (DECREASE) IN CASH	(64,948)	448,718	387,150

CASH AT BEGINNING OF THE PERIOD	452,098	3,380	-

CASH AT END OF THE PERIOD	$387,150	$452,098	$387,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$3,730	$2,835	$31,048

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company which was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “Kunekt Card”) and related services that the Company was developing. On September 3, 2010 the Company abandoned its patent application after receiving a final Office Action from the United States Patent and Trademark Office declining the patent application. On December 2, 2010 the Company announced that it is shifting is primary focus to designing, building and marketing mobile phones, smartphones and tablets.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

October 31, 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

m.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

For the Year Ended October 31, 2010		For the Year Ended October 31, 2009

Net loss	$(145,218)	$(72,100)

Other comprehensive income (loss) Foreign currency translation adjustment	22,467	2,066

Comprehensive loss	(122,751)	(70,034)

Weighted average number of shares outstanding	62,000,000	430,000,000

Net loss per share	$(0.00)	$(0.00)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of October 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

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

October 31, 2010

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

Net deferred tax assets and liabilities consist of the following components as of October 31:

	2010	2009
Deferred tax assets:
NOL carryover	$77,139	$38,480

Accrued Liabilities	-	10,479
Book Foreign Exchange Gain	697	(806)

Deferred tax liabilities:
Valuation allowance	(77,836)	(48,153)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 34% to pretax income from continuing operations for the years ended October 31, 2010 and October 31, 2009 due to the following:

	2010	2009

Book income (loss)	(49,374)	(27,313)

Related party accruals	6,024	-

Meals and entertainment	4	-

Valuation allowance	43,346	27,313

	$-	$-

At October 31, 2010, the Company had net operating loss carryforwards of approximately $226,900 that may be offset against future taxable income from the year 2011 through 2029. No tax benefit has been reported in the October 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

o.

Concentration of Risk

A cash concentration risk arises when the Company has more cash in one financial institution then is covered by insurance. At October 31, 2010 the Company had cash in one institution, the Bank of Montreal in Canada, that was over the amount insured by the Canada Deposit Insurance Corporation (CDIC) by $291,153.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

NOTE 2 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 400,000,000 shares of the Company’s common stock at a price of $0.000025 per share, or $10,000, which shares represented 93% of the 430,000,000 issued and outstanding common stock of the Company.

On January 21, 2008, corporate officer Arom Thaveeloue acquired 2,000,000 shares of the Company’s common stock at a price of $0.0005 per share, or $1,000, which shares represented less than 1% of the 430,000,000 issued and outstanding common stock of the Company. On September 1, 2010, corporate officer Arom Thaveeloue sold his 2,000,000 shares of the Company's common stock in a private transaction.

On April 19, 2010, Mark Bruk, president, treasurer and sole director of the Company, voluntarily and without consideration submitted 368,000,000 of his 400,000,000 shares of common stock of the Company for cancellation. Following the cancellation, Mr. Bruk has 32,000,000 shares of common stock of the Company, which represents 51.6% of the issued and outstanding shares of common stock of the Company.

Accrued Expenses

For the twelve months ended October 31, 2010, the Company accrued $35,550 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 1,422 hours during the period at a rate of $25 per hour. For the twelve months ended October 31, 2009, the Company accrued $14,025 in wages payable to Mark Bruk, which represents having worked 561 hours during the period at a rate of $25 per hour.

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

As of October 31, 2010, the Company had a note payable to an officer totalling $52,064. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $155,792. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.0% per annum.  The Company has repaid $134,776 of this note as of October 31, 2010.  Accrued interest payable on the note totals $7,083 at October 31, 2010.

Loan Payable and Accrued Interest

As of October 31, 2010, the Company had a loan payable to an officer totalling $450,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and payable on demand. Accrued interest payable on the promissory note totals $30,711 at October 31, 2010.

NOTE 3 -

PATENTS

Patent filing costs totalling $27,318 were capitalized at October 31, 2009 and additional patent filing costs totalling $3,730 were capitalized during the period ended January 31, 2010. As of January 31, 2010, patent filing costs totalling $31,048 were capitalized. The patent is pending however, as a direct result of the United States Patent and Trademark Office’s final Office Action (see below) management determined that the expected use of the patent has deteriorated significantly and therefore has impaired the patent application fully.

On April 6, 2010 the Company announced that on April 1, 2010, the Company received correspondence, from its patent application counsel in respect of its U.S. Patent Application No. 11/809,031, filed with the United States Patent and Trademark Office on May 31, 2007, and entitled "Method And System For Processing Financial Transactions Using Multiple Financial Accounts".

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2010

 NOTE 3 -

PATENTS (CONTINUED)

The United States Patent and Trademark Office issued a final Office Action in connection with the above-referenced matter where the United States Patent and Trademark Office declined the patent application. The due date set for filing a response with the United States Patent and Trademark Office was June 4, 2010.

On June 3, 2010 the Company announced that the Company decided to file a Pre-Appeal Brief Request for Review and Notice of Appeal prior to September 4, 2010, which extended the June 4, 2010 deadline under a concurrently filed request for a 3-month extension.

On September 3, 2010 the Company abandoned its patent application.

NOTE 4 -

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2010, the Company has not yet achieved profitable operations and had an accumulated deficit of $221,631 since incorporation and incurred a net loss for the year ended October 31, 2010 totalling $145,218. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $3,000,000 to fund ongoing operations and working capital requirements through October 31, 2011. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2011 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

October 31, 2010

NOTE 5 -

EQUITY TRANSACTIONS

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

NOTE 6 -

SUBSEQUENT EVENTS

On January 20, 2011, the Company entered into a share exchange agreement (the “Xingwei Agreement”) with AMS-INT Asia Limited (“AMS”), one of the two shareholders of AMS (the “AMS Xingwei Shareholder”) and Guangzhou Xingwei Communications Technology Ltd. Inc. (“Xingwei”).  Pursuant to the terms of the Xingwei Agreement, the Company has agreed to acquire all of the AMS shares held by the AMS Xingwei Shareholder in exchange for the issuance of 35,000,000 shares of the Company’s common stock to the AMS Xingwei Shareholder, on the basis of 43,750 shares of the Company’s common stock for each one AMS share held, subject to the satisfaction or waiver of certain conditions precedent as set out in the Xingwei Agreement.  On or before the closing of the Xingwei Agreement, AMS will incorporate a company under the laws of the People’s Republic of China which will enter into agreements with Xingwei and its shareholders such that AMS will have effective management control of Xingwei at closing.

On January 20, 2011, the Company also entered into a share exchange agreement (the “Yiyueqiji Agreement” and, together with the Xingwei Agreement, the “Agreements”) with AMS-INT Asia Limited (“AMS”), the remaining shareholder of AMS (the “AMS Yiyueqiji Shareholder”) and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”).  Pursuant to the terms of the Yiyueqiji Agreement, the Company has agreed to acquire all of the AMS shares held by the AMS Yiyueqiji Shareholder in exchange for the issuance of 70,600,000 shares of the Company’s common stock to the AMS Yiyueqiji Shareholder, on the basis of 7,673 shares of the Company’s common stock for each one AMS share held, subject to the satisfaction or waiver of certain conditions precedent as set out in the Yiyueqiji Agreement.  On or before the closing of the Yiyueqiji Agreement, AMS will incorporate a company under the laws of the People’s Republic of China which will enter into agreements with Yiyueqiji and its shareholders such that AMS will have effective management control of Yiyueqiji at closing.

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no additional subsequent events to be reported.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2010 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2010 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. Management did not find any errors and therefore was not required to correct any errors prior to the release of our company’s October 31, 2010 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended October 31, 2010 that was not previously reported.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk (1) British Columbia, Canada	President, Treasurer, Director	52	October 1, 2007

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

Mark Bruk

Mark Bruk is the founder of our company and has been our President and Treasurer since October 2, 2007 and sole director since inception (October 1, 2007).

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

We believe Mr. Bruk is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Board of Directors

Mark Bruk is a director or our company. Because Mr. Bruk is our president and treasurer, he is not independent. Because Mr. Bruk is the only executive officer of our company, it is not possible for our board of directors to exercise independent supervision over our management. We believe that retaining one or more directors who would qualify as independent would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Directorships

Mark Bruk, a director of our company, is a director of CounterPath Corporation, a public company with a class of securities registered under section 12 of the United States Securities Exchange Act of 1934.

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

Compensation

Our board of directors determines compensation for our president and directors. In determining the compensation, our board of directors considers the qualifications and experiences of a director or president and the responsibilities and risks of being a director or president of a public company.

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

Our board of directors consists solely of Mark Bruk. Mr. Bruk is financially literate, but is not independent.

Relevant Education and Experience

Since 1998 Mr. Bruk has been the president or chief executive officer of a US public company. During these past twelve years he has been responsible for reviewing financial statements of these public companies and has built a good understanding in this regard.

Reliance on Certain Exemptions

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110 Audit Committee (“National Instrument 52-110”).  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditors, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditors in the financial year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Exemption

We are relying on the exemption provided by section 6.1 of National Instrument 52-110 which provides that our company, as a venture issuer, is not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on October 31, 2010, 2009, 2008 and 2007. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to October 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk President, Treasurer and Director	2010 2009	35,550 14,025	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	35,550 14,025

We did not pay any other salaries in 2010. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

Long-term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards as at our fiscal year end.

Equity Compensation Plan Information

Since our inception on October 1, 2007, we have not had any equity compensation plans either approved or not approved by our security holders.

Employment Agreements

At present, we have no employees other than our current president, treasurer and director, Mark Bruk. We have made provisions for paying cash and/or non-cash compensation to our president, treasurer and director, Mark Bruk. Effective as of October 1, 2007, we agreed to pay Mr. Bruk a professional services’ fee of $25 per hour for time spent on our business. Mr. Bruk agreed to have any monies owing to him in relation to his services be considered a loan to our company. Mr. Bruk’s fee accrues each month and is added to any outstanding loan amount. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with Mr. Bruk, or enter into employment agreements with future key staff members.

Director Compensation

Our sole director is not compensated by us for acting as such and we did not compensate our sole director for acting as such during the fiscal year ended October 31, 2010.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on January 21, 2011 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 21, 2011, we had 62,000,000 shares of our common stock issued and outstanding. Accordingly, 62,000,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Mark Bruk #302 – 738 Broughton Street Vancouver, British Columbia Canada V6G3A7	32,000,000	51.6%
Common Stock	Directors and Officers (1 – as a group)	32,000,000	51.6%

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

(2)       Percentage based on 62,000,000 shares of common stock outstanding on January 21, 2011.

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

Effective as of November 1, 2008, we did not repay the previous shareholder loan and we entered into a subsequent shareholder loan agreement with Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The interest rate on the loan is 4.0% and will accrue annually. For the purpose of calculating interest owing on the outstanding loan amount, the outstanding loan amount will be recalculated at the end of each month, until the loan is fully repaid, taking into account any (i) new funds loaned to us by Mr. Bruk, and (ii) payments to Mr. Bruk by us, which payments will be applied on a last-in, first-out basis. On a combined basis, the largest aggregate amount of principal outstanding since inception on October 1, 2007 was $100,847, the amount outstanding at October 31, 2010 was $52,064, the amount of principal paid since inception on October 1, 2007 was

$41,289, the amount of interest paid since inception on October 1, 2007 is nil and the amount of interest payable at October 31, 2010 is $7,083.

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

On September 24, 2009, we entered into a loan agreement with Mark Bruk our president for $450,000. The promissory note carries interest at the Fed (U.S.) prime rate, which is currently 3.25%, and is secured by the Company’s assets and payable on demand. The amount of interest payable at October 31, 2010 was $30,711. The stated interest rate on the promissory note was reviewed and imputed interest was calculated for a market rate of 6.5%, resulting in an Additional Paid in Capital contribution of $1,482.

Director Independence

Our sole director, Mark Bruk, is not independent because he is an officer of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2010 and 2009 for professional services rendered by HJ & Associates, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by HJ & Associates, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2010	2009
Audit Fees	$15,800	$12,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$15,800	$12,000

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

PART IV

Item 15      Exhibits, Financial Statement Schedules

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-K filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
10.8	Agreement with AMS-INT Asia Limited and Guangzhou Xingwei Communications Technology Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
10.9	Agreement with AMS-INT Asia Limited and Beijing Yiyueqiji Science and Technology Development Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
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

Date: January 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK BRUK	President, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	January 28, 2011

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

Date: January 28, 2011.

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

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Bruk, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the annual report on Form 10-K of Kunekt Corporation for the fiscal year ended October 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Kunekt Corporation.

Date: January 28, 2011.

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