Form 10-Q
period 2011-01-31
KUNEKT CORP
filed 2011-03-22
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-148264

KUNEKT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada		26-1173212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1, 12/F International Commerce Center, 1 Austin Road West, Kowloon, Hong Kong		Not Applicable
(Address of principal executive offices)		(Zip Code)

Registrants’s telephone number, including area code (+852) 2824-8178

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

As of March 21, 2011, there were 62,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION

JANUARY 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1

Interim Financial Statements – Unaudited

The accompanying unaudited interim financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Kunekt’s Form 10-K filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K filing with the SEC have been omitted.

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

January 31, 2011 (Unaudited) and October 31, 2010

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	January 31, 2011	October 31, 2010
	(Unaudited)
CURRENT ASSETS

Cash	$277,420	$387,150
Prepaid expenses	81,103	98

Total Current Assets	358,523	387,248

OTHER ASSETS

Patents (Note 4)	-	-

Total Other Assets	-	-

TOTAL ASSETS	$358,523	$387,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	January 31, 2011	October 31, 2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$28,562	$13,446
Notes payable – related party (Note 3)	72,328	52,064
Accrued interest – related party (Note 3)	7,642	7,083
Loans payable – related party (Note 3)	450,000	450,000
Accrued interest – related party (Note 3)	38,079	30,711
Accrued wages – related party (Note 3)	71,825	55,575

Total Current Liabilities	668,436	608,879

TOTAL LIABILITIES	668,436	608,879

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital (Note 3)	(35,518)	(35,518)
Deficit accumulated during the development stage	(358,550)	(272,646)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	22,155	24,533

Total Stockholders’ Equity (Deficit)	(309,913)	(221,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$358,523	$387,248

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2011	2010	January 31, 2011

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	59,567	8,031	167,341
Officer wages	16,250	12,975	71,825
Incorporation costs	-	-	1,143
Write-off of Impaired Patent (Note 3)	-	-	31,048
General and administrative	10,378	3,823	54,291

Total Expenses	86,195	24,829	325,648

OPERATING LOSS	(86,195)	(24,829)	(325,648)

OTHER INCOME (EXPENSES)

Realized gain (loss) on foreign exchange calculations	8,218	2,051	10,269
Interest income	-	210	4,032
Interest expense	(7,927)	(7,948)	(47,203)

Total Other Income (Expenses)	291	(5,687)	(32,902)

LOSS BEFORE INCOME TAX EXPENSE	(85,904)	(30,516)	(358,550)

Income tax expense	-	-	-

NET LOSS	$(85,904)	$(30,516)	$(358,550)

Other comprehensive income
- Foreign currency translation adjustments	(2,378)	4,268	22,155

COMPREHENSIVE LOSS	$(88,282)	$(26,248)	$(336,395)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	10,750,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2011	2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(85,904)	$(30,516)	$(358,5503)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(81,005)	-	(81,005)
(Decrease) increase in accounts payable	15,116	1,103	28,562
Increase in accrued expenses – related party	24,177	20,921	116,546

Net Cash Used by Operating Activities	(127,616)	(8,492)	(292,063)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Proceeds from related party notes	20,264	10,767	207,104
Payments on related party notes	-	(93,467)	(134,776)

Net Cash Provided (Used) by Financing Activities	20,264	(82,700)	547,328

Foreign exchange effect on cash	(2,378)	4,268	22,155

INCREASE (DECREASE) IN CASH	(109,730)	(86,924)	277,420

CASH AT BEGINNING OF PERIOD	387,150	452,098	-

CASH AT END OF PERIOD	$277,420	$365,174	$277,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$1,175	$31,048

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation (the “Company”). The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company that was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product that the company was developing. The patent application, which was filed with the U.S. Patent and Trademark Office, was abandoned on September 3, 2010. The company has subsequently changed its business and now markets mobile devices, specifically mobile phones, smartphones and tablet devices. The company is evolving its business to become a designer and manufacturer of mobile devices. The company intends to sell its products under its own brand name "KUNEKT" in its target markets, which include China, India, Southeast Asia, the Middle East, Eastern Europe and South America.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

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

l.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

m.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended January 31,
	2011	2010

Net loss	$(85,904)	$(30,516)

Weighted average number of shares outstanding	62,000,000	10,750,000

Net loss per share	$(0.00)	$(0.00)

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

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

Accrued Expenses

For the three months ended January 31, 2011, the Company accrued $16,250 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 650 hours during the period at a rate of $25 per hour.

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

As of January 31, 2011, the Company had a note payable to an officer totalling $72,328. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $176,056. The Company has repaid $134,776 of this note as of January 31, 2011. Accrued interest payable on the note totals $7,642 at January 31, 2011.

As of January 31, 2011, the Company had a loan payable to an officer totaling $450,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and is payable on demand. Accrued interest payable on the promissory note totals $38,079 at January 31, 2011.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

NOTE 4 -

PATENTS (CONTINUED)

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

NOTE 6 -

SUBSEQUENT EVENTS

On February 1, 2011, the company adopted the 2011 Stock Option Plan. The purpose of the Stock Option Plan is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of the company. The Stock Option Plan provides for the granting of stock options to acquire up to 10% of the outstanding common stock of the company at the time of the grant to eligible employees, officers, directors and consultants of the company.

On February 1, 2011, we entered into a stock option agreement with a member of our advisory board, Yabin Xing, granting stock options to purchase a total of 100,000 optioned shares at an exercise price of $0.85 per optioned share. The optioned shares vest as to one-tenth (1/10) of the optioned shares every month until the options shares are fully vested.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2011 (Unaudited) and October 31, 2010

NOTE 6 -

SUBSEQUENT EVENTS (CONTINUED)

On February 1, 2011, we entered into a stock option agreement with a member of our advisory board, Matt Li, granting stock options to purchase a total of 240,000 optioned shares at an exercise price of $0.94 per optioned share. The optioned shares vest as to one-twelfth (1/12) of the optioned shares every month until the options shares are fully vested.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The subscriber represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the private placement is an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2011, we executed a subscription agreement with one subscriber for $50,000 worth of our common stock in four instalments. For each instalment, we will issue such number of shares as equal to $12,500 divided by the moving average of the public market closing price of the previous 10 days of the shares, which shall be the deemed price of the shares, on the following dates: January 18, 2011; February 18, 2011; April 18, 2011; and June 17, 2011. We have not issued any shares in connection with this subscription agreement. This subscription agreement is part of a services agreement with a third party, which services agreement was executed on January 17, 2011.

The company and its legal counsel have been working to resolve issues raised by Staff of the British Columbia Securities Commission (BCSC) issues raised by the Staff of the BCSC regarding certain unauthorized websites and e-letters, which has lead to two temporary Halt Trade Orders in the province of British Columbia, Canada. The first of the two orders was issued on February 28, 2011 and expired on March 3, 2011, and the second order was issued on March 3, 2011 and expired on March 8, 2011. Subsequently the Executive Director of the BCSC issued a Notice of Hearing and a temporary Cease Trade Order in the province of British Columbia, Canada, which hearing is scheduled for March 22, 2011. Staff of the BCSC have sought clarification and assurances from Kunekt and its director/insider and officers with respect to the unauthorized websites/e-letters. See Part II, Item 1 - Legal Proceedings.

Management has evaluated subsequent events pursuant to ASC TOPIC 855, and has determined there are no additional subsequent events to be reported.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

•

Our lack of operating history,

•

Our limited experience manufacturing mobile products, and

•

The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean Kunekt Corporation, unless otherwise indicated.

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

Plan of Operation

Over the next twelve months we anticipate establishing a market for our products primarily through a direct sales model. We have moved our head office to Hong Kong and also incorporated a wholly-owned subsidiary, Kunekt Corporation Limited, in Hong Kong, which will be responsible for our operations in China; and in anticipation of closing of the aforementioned agreements we have established a sales office in Shenzhen, China. We are in the process of hiring seasoned mobile device salespeople to generate leads and eventually customers from China, India and other emerging markets. As of March 21, 2011, we have hired two seasoned mobile devices salespeople and expect to have ten salespeople in our Shenzhen, China office before the end of April 2011.

As of March 21, 2011, we have received inbound requests from more than 350 potential distributors who have expressed interest in our product offerings. Our salespeople are currently in the process of corresponding with these potential distributors to determine their level of interest and qualifications, with the intent to secure distributors and distribution agreements in our target markets.

Over the next twelve months we estimate that we should need to spend approximately $1,200,000 on completing these stages. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Apr 30, 2011	Jul 31, 2011	Oct 31, 2011	Jan 31, 2012
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	25,000	25,000	25,000	75,000
Legal	12,500	12,500	12,500	12,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	25,000	25,000	25,000	25,000
Website Development	20,000	20,000	20,000	20,000
Third-party sales consultants	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	1,500	1,500	1,500	7,500
General and Administrative	25,000	25,000	25,000	25,000
Travel	20,000	20,000	20,000	30,000
Miscelleaneous	5,000	5,000	5,000	15,000
Total	$281,000	$281,000	$281,000	$357,000

As we continue to work to build our sales channels, we will attempt to raise additional money through future debt or equity financing to fund our plan. We will continually refine our marketing efforts from the feedback we receive from customers and prospective customers.

Financial Condition, Liquidity and Capital Resources

At January 31, 2011, we had $277,420 cash on hand and in the bank compared to $387,150 in cash at October 31, 2010. At January 31, 2011, we had a working capital deficit of $309,913 compared to working capital deficit of $221,631, at October 31, 2010. This increase in working capital deficit was primarily the result of general and administrative expenses incurred during the three month period ended January 31, 2011.

At January 31, 2011, we had total assets of $358,523 consisting of cash of $377,420 and prepaid expenses of $81,103. Our total assets at October 31, 2010 were $387,248 consisting of cash of $387,150 and prepaid expenses of $98. This change is primarily the result of general and administrative expenses during the three month period ended January 31, 2011.

At January 31, 2011, our total liabilities were $668,436, consisting of a loan payable and accrued interest to our principle executive officer of $488,079, a note payable and accrued interest to our principle executive officer of $79,970, accrued wages payable to our principle executive officer of $71,825 and accounts payable of $28,562. Our total liabilities at October 31, 2010 were $608,879, consisting of a loan payable and accrued interest to our principle executive officer of $480,711, a note payable and accrued interest to our principle executive officer of $59,147, accrued wages payable to our principle executive officer of $55,575 and accounts payable of $13,446.

For the quarter ended January 31, 2011, net cash used by operating activities was $127,616, net cash used by investment activities was nil, net cash used by financing activities was $20,264. For the quarter ended January 31, 2010 net cash used by operating activities was $8,492, net cash used by investment activities was nil, net cash used by financing activities was $82,700. The changes in cash used by operating activities between quarters ended January 31, 2010 and 2011 was due to increase in operating expenses during the quarter ended January 31, 2011 compared to that ended January 31, 2010. The change in financing activities between the quarters ended 31 January 2011 and 2010 was due to the fact that during the quarter ended January 2011, Mark Bruk, the President, made no payments related to the patent filing that was abandoned in September 2010, where as there were such payments during the quarter ended 31 January 2010. The amounts paid by Mark Bruk on behalf of the Company are recorded as related party notes payable. We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

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

If we are unsuccessful in raising additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

The design, development, production, packaging, marketing and distribution of our mobile device products will continue over the next twelve months. Management is hiring salespeople, assistants and other employees at this time. As we have begun marketing our mobile device products we will also hire independent consultant(s) to generate additional sales leads and product orders. We intend to hire these independent sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We do not expect the purchase or sale of plant or any significant equipment, but we do anticipate a change in the number of our employees. Other than as set out herein, we have no other current material commitments.

If we are unable to complete any phase of our marketing efforts because we don't have enough money, we will cease our marketing operations until we raise money. Attempting to raise capital after failing in any phase of our marketing plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we build a network of distributors for our mobile device products. Accordingly, we must raise cash from sources other than from the sale of our mobile device products. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to market our mobile device products. On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement.

Results of Operations

		Three Months Ended January 31, 2011		Three Months Ended January 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		85,904		30,516
Net Income (Loss)		(85,904)		(30,516)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the three-month period ended January 31, 2011 were $59,568 compared to $8,031 for the three-month period ended January 31, 2010. For the three-month period ended January 31, 2011 accounting fees were $998, auditing fees were $6,409, legal fees were $13,466, stock transfer agent fees were $850 and miscellaneous professional fees were $1,950, compared to $368, $6,793, $104, $766 and $nil respectively for the three-month period ended January 31, 2010. Officer wages for the three-month period ended January 31, 2011 were $16,250 compared to $12,975 for the three-month period ended January 31, 2010. During the three-month period ended January 31, 2011, our president, Mark Bruk, worked 650 hours at a rate of $25 per hour and, as a result, we accrued $16,250 in wages payable to Mr. Bruk compared to 519 hours at a rate of $25 per hour and $12,975 in accrued wages payable during the three-month period ended January 31, 2010. General and administrative expenses for the three-month period ended January 31, 2011 was $10,378 compared to $3,823 for the three-month period ended January 31, 2010. The increase in operating expenses was primarily attributable to our increased work on the Kunekt mobile device and related systems.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2009
Accounting fees	$998	$368
Auditing fees	6,409	6,793
Legal fees	104	104
Stock transfer agent fees	850	766
General and administrative expenses	10,378	3,823
Officer wages	16,250	12,975

Additional Disclosure of Outstanding Share Data

As of March 21, 2011, we had 62,000,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form 10-K for the year ended October 31, 2010, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the three-month period ended January 31, 2011.

The carrying amounts of our financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the company believes are applicable or would have a material impact on the financial statements of the company.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2010, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being January 31, 2011.  Our President evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 201.

Based on that evaluation, our President concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses as disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future. This will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2010. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1

Legal Proceedings

The company and its legal counsel have been working to resolve issues raised by Staff of the British Columbia Securities Commission (BCSC) regarding certain unauthorized websites and e-letters, which has lead to two temporary Halt Trade Orders in the province of British Columbia, Canada. The first of the two orders was issued on February 28, 2011 and expired on March 3, 2011, and the second order was issued on March 3, 2011 and expired on March 8, 2011. Subsequently the Executive Director of the BCSC issued a Notice of Hearing and a temporary Cease Trade Order in the province of British Columbia, Canada, which hearing is scheduled for March 22, 2011.

Staff of the BCSC have sought clarification and assurances from Kunekt and its director/insider and officers with respect to the unauthorized websites/e-letters.

Unauthorized Websites

The company is in the process of responding to concerns of the BCSC relating to unauthorized promotional material found on third party web sites (the “Promotional Material Web Sites”). Kunekt was unaware of the Promotional Material Web Sites until advised by BCSC Staff by email on March 2, 2011.

Neither Kunekt, nor its director/insider and officers had any involvement, direct or indirect, in the materials found on the Promotional Material Web Sites, including any creation, financing (paid or prospective) or dissemination of said material.

On or about March 4, 2011, Kunekt issued cease and desist demands to each of the Promotional Material Web Sites. In addition, Kunekt located unauthorized web sites that were promoting Kunekt and sent email cease and desist demands to those web sites (a total of 19 web sites which include the 3 identified by the BCSC Staff). Kunekt also asked for and received confirmation from all third party public relations, investor relations and creative writing (blog) consultants/firms working on behalf of the company, of their non-involvement.

Unauthorized E-Letters

One of the Promotional Material Web Sites contained content promoting Kunekt and promising substantial profits. Various promotional emails have been identified which contain similar content, also purportedly from the same source (the “Unauthorized E-Letters“).

Neither Kunekt, nor its director/insider and officers had any involvement in, direct or indirect, in the Unauthorized E-Letters including any creation, financing (paid or prospective) or dissemination of said e-letters. Indeed, Kunekt has issued cease and desist demands to the apparent originators of the Unauthorized E-Letters.

Authorized Kunekt Websites and Email Alerts

“Authorized Kunekt Websites”

The only authorized investor relations, marketing and promotional websites owned or managed by the company or owned or managed by third party public relations, investor relations and creative writing (blog) consultants/firms working on behalf of the company are;

•

www.kunekt.com

•

www.kunektivity.com

•

www.ProActiveNewsroom.com/knkt

•

www.TheProActiveNetwork.com

•

www.pitchengine.com/newsroom.php?id=35283

•

www.youtube.com/kunekt

•

www.twitter.com/kunekt

•

www.facebook.com/KunektCorp

“Authorized Kunekt Email Alerts”

Kunekt also publishes news releases (available through Authorized Kunekt Websites and www.prnewswire.com); and authorized email alerts (identified as mailer@kunekt.com) to anyone subscribing through “www.kunekt.com”. No other news releases or email alerts are published by Kunekt.

Kunekt may add or remove Authorized Kunekt Websites and/or Authorized Kunekt Email Alert links in the future, the Authorized Kunekt Websites and the Authorized Kunekt Email Alert link are listed at www.kunekt.com/investor.

The only statements endorsed by Kunekt are those that appear in the Authorized Kunekt Websites and Authorized Kunekt Email Alerts. Any website, e-letter, or similar communication which gives an undertaking relating to the future value or price of Kunekt securities is wholly unauthorized.

Other than as disclosed herein, there are no other material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

Other than as disclosed herein, there are no other material proceedings to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

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

We have incurred an accumulative net loss of $358,550 for the period from October 1, 2007 (date of inception) to January 31, 2011 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $72,328 in our company and made a $450,000 loan to the company. He is not willing to make additional financial commitments.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement.

Our future is dependent upon our ability to obtain additional financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate for corporate existence over the next one year. Our cash balance as of January 31, 2011 is $277,420. We anticipate our ongoing expenses over the next one year to be $1,053,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. We intend to raise additional capital through future debt or equity financing.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement.

Currently, management estimates that the company will require $1,200,000 over the next twelve months to establish a market for our products primarily through a direct sales model. Investors should be aware that even if we establish a sales channel, the associated costs may be cost prohibitive, which would result in the total loss of any investment made in our company. Additionally, if we are not successful in earning profitable revenues once we have commenced business operations, we may require additional financing to sustain business operations.

Currently, we do not have any arrangements for additional financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to attract interest from potential customers for our mobile device products, changes in the mobile device marketplace, and investor sentiment. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

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

We may, but are not required to, obtain comprehensive liability and other business insurance of the types customarily maintained by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would impair our ability to distribute products or collect revenues and thus adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts that would not be partially or fully compensated by insurance proceeds.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2011, we entered into a stock option agreement with a member of our advisory board, Yabin Xing, granting stock options to purchase a total of 100,000 optioned shares at an exercise price of $0.85 per optioned share. The optioned shares vest as to one-tenth (1/10) of the optioned shares every month until the options shares are fully vested.

On February 1, 2011, we entered into a stock option agreement with a member of our advisory board, Matt Li, granting stock options to purchase a total of 240,000 optioned shares at an exercise price of $0.94 per optioned share. The optioned shares vest as to one-twelfth (1/12) of the optioned shares every month until the options shares are fully vested.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The subscriber represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the private placement is an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2011, we executed a subscription agreement with one subscriber for $50,000 worth of our common stock in four instalments. For each instalment, we will issue such number of shares as equal to $12,500 divided by the moving average of the public market closing price of the previous 10 days of the shares, which shall be the deemed price of the shares, on the following dates: January 18, 2011; February 18, 2011; April 18, 2011; and June 17, 2011. We have not issued any shares in connection with this subscription agreement. This subscription agreement is part of a services agreement with a third party, which services agreement was executed on January 17, 2011.

Item 3

Defaults Upon Senior Securities

None.

Item 4

(Removed and Reserved)

Item 5

Other Information

None.

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-Q filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
10.8	Agreement with AMS-INT Asia Limited and Guangzhou Xingwei Communications Technology Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
10.9	Agreement with AMS-INT Asia Limited and Beijing Yiyueqiji Science and Technology Development Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
10.10*	2011 Stock Option Plan
(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: March 21, 2011