Form 10-Q
period 2011-04-30
KUNEKT CORP
filed 2011-06-20
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 14, 2010, there were 62,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION AND SUBSIDIARY

APRIL 30, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1

Interim Consolidated Financial Statements – Unaudited

The accompanying unaudited interim consolidated financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Kunekt’s Annual Report on Form 10-K as filed with the SEC (the “Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011 (Unaudited) and October 31, 2010

Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 thru 13

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30, 2011	October 31, 2010
CURRENT ASSETS	(Unaudited)

Cash	$1,271,137	$387,150
Advances	216,000	-
Prepaid expenses	5,346	98

Total Current Assets	1,492,48	387,248

OTHER ASSETS

Security Deposit	228	-

Total Other Assets	228	-

TOTAL ASSETS	$1,492,711	$387,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	April 30, 2011	October 31, 2010
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$35,538	$13,446
Accrued expenses	37,500	-
Stock subscriptions received in advance	1,750,000	-
Notes payable – related party (Note 3)	90,795	52,064
Accrued interest on note– related party (Note 3)	8,429	7,083
Loan payable – related party (Note 3)	64,000	450,000
Accrued interest on loan – related party (Note 3)	41,978	30,711
Accrued wages – related party (Note 3)	92,825	55,575

Total Current Liabilities	2,121,065	608,879

TOTAL LIABILITIES	2,121,065	608,879

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital	(35,518)	(35,518)
Deficit accumulated during the development stage	(655,839)	(272,646)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	1,003	24,533

Total Stockholders’ Equity (Deficit)	(628,354)	(221,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,492,711	$387,248

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2011	2010	2011	2010	April 30, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	226,345	12,800	285,912	20,832	393,686
Officer wages	21,000	6,450	37,250	19,425	92,825
Incorporation costs	4,021	-	4,021	-	5,164
Write-off of impaired Patent (Note 3)	-	31,048	-	31,048	31,048
General and administrative	67,143	504	77,521	4,327	121,434
Total Expenses	318,509	50,802	404,704	75,632	644,157
OPERATING LOSS	(318,509)	(50,802)	(404,704)	(75,632)	(644,157)

OTHER EXPENSE

Realized gain (loss) on foreign exchange calculations	25,905	-	34,123	2,051	36,174
Interest income	-	2,308	-	2,518	4,032
Interest expense	(4,685)	(7,390)	(12,612)	(15,338)	(51,888)
Total Other Expense	21,220	(5,082)	21,511	(10,769)	(11,682)

LOSS BEFORE INCOME TAX EXPENSE	(297,289)	(55,884)	(383,193)	(86,401)	(655,839)

Income tax expense	-	-	-	-	-
NET LOSS	$(297,289)	$(55,884)	$(383,193)	$(86,401)	$(655,839)

Other comprehensive income
- Foreign currency translation adjustments	(21,152)	19,694	(23,530)	23,962	1,003

COMPREHENSIVE LOSS	$(318,441)	$(36,190)	$(406,723)	$(62,439)	$(654,836)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	384,516,854	62,000,000	407,635,359

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2011	2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(383,193)	$(86,401)	$(655,839)
Write-off of impaired patent	-	31,048	-
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(5,248)	-	(5,346)
(Increase) decrease in advances	(216,228)		(216,228)
(Increase) decrease in accrued interest receivable	-	(2,308)	-
Cash for stock subscription rec in advance	1,750,000	-	1,750,000
(Decrease) increase in accounts payable	22,092	(433)	35,538
Increase in accrued expenses – related party	49,863	34,762	143,232
Increase in accrued expenses – non related party	37,500	-	37,500

Net Cash Provided (Used) by Operating Activities	1,254,786	(23,332)	1,090,339

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Payments on related party loans	(386,000)	-	(386,000)
Proceeds from related party notes	39,106	25,639	225,946
Payments on related party notes	(375)	(93,486)	(135,151)

Net Cash Provided (Used) by Financing Activities	(347,269)	(67,847)	179,795

Foreign exchange effect on cash	(23,530)	23,962	1,003

INCREASE (DECREASE) IN CASH	883,987	(67,217)	1,271,137

CASH AT BEGINNING OF PERIOD	387,150	452,098	-

CASH AT END OF PERIOD	$1,271,137	$384,881	$1,271,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$3,730	$31,048
Accounts payable issued for patents	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

NOTE 1 -

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation and Subsidiary (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent consolidated audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Consolidated operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

c.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosers.  Accordingly, actual results could differ from those estimates.

d.

Fixed Assets

Fixed assets are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred.  Depreciation of property and equipment is determined on a straight-line basis over the expected useful lives.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

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

f.

Fair Value of Financial Instruments

The carrying amounts of the Company’s consolidated financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2011	2010	2011	2010

Net loss	$(297,289)	$(55,884)	$383,193	$(86,401)

Weighted average number of shares outstanding	62,000,000	384,516,854	62,000,000	407,635,359

Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding.

n.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiary: Kunekt Corporation Limited.  All inter-company balances and transactions have been eliminated in consolidation.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

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

Accrued Expenses

For the six months ended April 30, 2011, the Company accrued $37,250 in wages payable to Mark Bruk, its president, treasurer and sole director. For the three months ended April 30, 2011, the Company accrued $21,000 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked during the period at a rate of $7,000 per month.

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

As of April 30, 2011, the Company had a note payable to an officer totalling $90,795. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $153,618. The Company has repaid $135,151 of this note as of April 30, 2011. Accrued interest payable on the note totals $8,429 at April 30, 2011.

As of April 30, 2011, the Company had a loan payable to an officer totaling $64,000. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and is payable on demand. Accrued interest payable on the promissory note totals $41,978 at April 30, 2011. During the quarter ended April 30, 2011 the Company repaid $386,000 of the $450,000 loan payable to an officer of the Company leaving $64,000 of the note owing as indicated above.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

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

NOTE 5 -

GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders' equity.  All of these items raise substantial doubt about its ability to continue as a going concern.

Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

The Company's current assets are not deemed to be sufficient to fund ongoing expenses related to the start up of planned principal operations.  If the Company is not successful in the start up of business operations which produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations and cease doing business. In order to raise equity or debt financing the issuance by the British Columbia Securities Commission (the “BCSC”) of an order varying its temporary cease trade order issued against the Company may be required. At this time Management does not know whether or not a variation is necessary or is likely to be obtained as this may depend upon the details of any proposed transaction.

Management believes that the Company will be able to operate for the coming year by obtaining additional loans from Mr. Bruk, the president, treasurer and sole director of the Company.  However, there can be no assurances that management’s plans will be successful.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2011 (Unaudited) and October 31, 2010

NOTE 5 -

GOING CONCERN – (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 -

SUBSEQUENT EVENTS

On June 14, 2011, the Company terminated its agreements with ProActive Capital Resources Group, Stern & Co., Mavericks Group Inc. (dba TangeloPR) and Barwicki Investor Relations Inc.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean Kunekt Corporation and its wholly-owned subsidiary Kunekt Corporation Limited, unless otherwise indicated.

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

Transaction with AMS-INT

On January 20, 2011, we entered into share exchange agreements (the “Share Exchange Agreements”) with the shareholders of AMS-INT Asia Limited (“AMS”) pursuant to which we would obtain all of the issued and outstanding common shares of AMS. On March 31, 2011, we entered into agreements (the “Amending Agreements”) that amended the Share Exchange Agreements to change the consideration offered to the shareholders of AMS. Also on March 31, 2011, we entered into an exclusive distribution and sales agency agreements (the “Distribution Agreements”) with each of Guangzhou Xingwei Communications Technology Ltd. Inc., Easlink Info Ltd., and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. For a discussion of these agreements, please refer to our Current Report on Form 8-K filed on January 24, 2011 and April 11, 2011. The Share Exchange Agreements, Amending Agreements, and Distribution Agreements (the “Agreements”) are all subject to regulatory approving, including a variation of a temporary cease trade order issued by the British Columbia Securities Commission. As of June 17, 2011, regulatory approval for the Agreements had not been obtained.

Plan of Operation

We moved our head office to Hong Kong as of January 21, 2011and also incorporated a wholly-owned subsidiary, Kunekt Corporation Limited, in Hong Kong, which will be responsible for our operations in China.

Over the next twelve months we estimate that we should need to spend approximately $1,200,000 on completing these stages. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Jul 31, 2011	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012
Rent	$12,000	$12,000	$12,000	$12,000
Officer Wages	20,000	20,000	20,000	20,000
Accounting	25,000	25,000	25,000	75,000
Legal	12,500	12,500	12,500	12,500
Email Marketing	25,000	25,000	25,000	25,000
Print Marketing	25,000	25,000	25,000	25,000
Website Development	20,000	20,000	20,000	20,000
Third-party sales consultants	90,000	90,000	90,000	90,000
SEC and SEDAR Filings	1,500	1,500	1,500	7,500
General and Administrative	25,000	25,000	25,000	25,000
Travel	20,000	20,000	20,000	30,000
Miscelleaneous	5,000	5,000	5,000	15,000
Total	$281,000	$281,000	$281,000	$357,000

Financial Condition, Liquidity and Capital Resources

At April 30, 2011, we had $1,271,137 cash on hand and in the bank compared to $387,150 in cash at October 31, 2010. At April 30, 2011, we had a working capital deficit of $628,582 compared to working capital deficit of $221,631, at October 31, 2010. This increase in working capital deficit was primarily the result of share subscription cash received in advance and payments for general and administrative expenses incurred during the three month period ended April 30, 2011. The share subscription amount was recorded as a current liability due to the cease trade order placed on the Company’s shares by BCSC.

At April 30, 2011, we had total assets of $1,492,711 consisting of cash of $1,271,137, advances of $216,000, prepaid expenses of $5,346 and security deposits of $228. Our total assets at October 31, 2010 were $387,248 consisting of cash of $387,150 and prepaid expenses of $98. On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. The amount of the subscriptions received in advance was recorded as a current liability since these shares were not yet issued at the end of the quarter and the Company had a cease trade order placed by BCSC on its shares.

At April 30, 2011, our total liabilities were $2,121,065, consisting of stock subscriptions received in advance of $1,750,000, a loan payable and accrued interest to our principle executive officer of $105,978, a note payable and accrued interest to our principle executive officer of $99,224 accrued wages payable to our principle executive officer of $92,825, accrued stock compensation of $37,500 and accounts payable of $35,538. Our total liabilities at October 31, 2010 were $608,879, consisting of a loan payable and accrued interest to our principle executive officer of $480,711, a note payable and accrued interest to our principle executive officer of $59,147, accrued wages payable to our principle executive officer of $55,575 and accounts payable of $13,446. For six-months ended April 30, 2011, net cash provided by operating activities was $1,254,786, net cash used by investment activities was nil, net cash used by financing activities was $347,269, foreign exchange effect on cash was ($23,530). For the six months ended April 30, 2010 net cash used by operating activities was $23,332, net cash used by investment activities was nil, net cash used by financing activities was $67,847, foreign exchange effect on cash was $23,962. The changes in cash used by operating activities between the six month periods ended April 30, 2010 and 2011 was due to increase in operating expenses during the six month period ended April 30, 2011 compared to that ended April 30, 2010. The change in financing activities between the six-month period ended 31 April 2011 and 2010 was due to the fact that during the six month period ended April 2011, Mark Bruk, the President, made no payments related to the patent filing that was abandoned in September 2010, where as there were such payments during the six-month period ended 31 April 2010. The amounts paid by Mark Bruk on behalf of our company are recorded as related party notes payable. We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

We estimate our cost over the next twelve months to be (a) approximately $1,138,000 to commence marketing and distribution of our mobile device products, and (b) $62,000 to maintain our reporting status. Therefore our current cash on hand will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for the design, development, production, packaging and distribution of our mobile device products and initiating sales and marketing activities, and to offset legal and accounting fees - by additional financing. This will likely be in the form of future debt or equity financing.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we build a network of distributors for our mobile device products. Accordingly, we must raise cash from sources other than from the sale of our mobile device products. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to market our mobile device products. On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The amount of the subscriptions received in advance was recorded as a current liability since these shares were not yet issued at the end of the quarter and the Company had a cease trade order placed by BCSC on its shares.

Results of Operations

		Six Months Ended April 30, 2011		Six Months Ended April 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		383,193		86,401
Net Income (Loss)		(383,193)		(86,401)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses. Professional and legal fees for the six-month period ended April 30, 2011 were $285,912 compared to $20,832 for the six-month period ended April 31, 2010. For the six-month period ended April 30, 2011 accounting fees were $2,284, auditing fees were $12,234, legal fees were $111,616, stock transfer agent fees were $1,450 and miscellaneous professional fees (including consulting - $24,091, Investor relations - $71,900, Public relations - $32,000, Web design - $22,856 and Misc. $3,648) were $116,995, compared to $440; $9,543; $483; $1,366 and $9,000 respectively for the six-month period ended April 30, 2010. Officer wages for the six-month period ended April 30, 2011 were $37,250 compared to $19,425 for the six-month period ended April 30, 2010. During the six-month period ended April 30, 2011 we accrued $37,250 in wages payable to Mr. Bruk, our president, compared to $19,425 in accrued wages payable during the six-month period ended April 30, 2010. General and administrative expenses for the six-month period ended April 30, 2011 was $77,521 compared to $4,327 for the six-month period ended April 30, 2010. The increase in operating expenses was primarily attributable to our increased work on the Kunekt mobile device and related systems.

The following table shows a breakdown of material components of our expenses:

	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010
Accounting fees	$2,284	$440
Auditing fees	12,234	9,543
Consulting fees	24,091	-
Investor relations fees	71,900	-
Public relations fees	32,000	-
Website design	22,856	-
Legal fees	111,616	483
Stock transfer agent fees	1,450	1,366
Miscellaneous professional fees	26,504	9,000
General and administrative expenses	77,521	4,327
Officer wages	37,250	19,425

Additional Disclosure of Outstanding Share Data

As of June 6, 2011, we had 62,000,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended April 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the first quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1

Legal Proceedings

On February 28, 2011, the British Columbia Securities Commission (BCSC) issued a temporary Halt Trade Order (HTO) against the company due to its concerns about various promotional material found on the Internet (the “Promotional Material Web Sites”). The HTO was renewed on March 3, 2011 and expired on March 8, 2011.  However, on March 8, 2011, the Executive Director of the BCSC issued a Temporary Order and Notice of Hearing (the “CTO”) in the province of British Columbia, Canada, whereby the BCSC ordered that all persons cease trading in the securities of Kunekt until certain information is provided to the BCSC.  On April 12, 2011 the BCSC denied Kunekt’s application to have the CTO removed or varied to allow us to complete the aforementioned Agreements with liberty to re-apply upon providing further evidence to the BCSC that neither Kunekt, nor any of its directors, officers or insiders, caused or had any direct or indirect involvement in the preparation or publication of the Promotional Material Web Sites or any knowledge of them prior to being informed of them by BCSC staff.

Background Information

Staff of the BCSC had sought assistance and assurances from Kunekt and its director/insider and officers with respect to the Promotional Material Web Sites.   The company responded to the concerns of the BCSC which were identified to the company by the BCSC Staff on or about March 2, 2011.

Neither Kunekt, nor its director/insider or officers had any involvement, direct or indirect, in the materials found on the Promotional Material Web Sites, including any creation, financing (paid or prospective) or dissemination of said material.  Further, other than as identified to the BCSC, the director/insider and officers of Kunekt had no knowledge of the Promotional Material Web Sites until being informed of them by BCSC staff.

Unauthorized Websites

Upon being advised of the existence of the Promotional Material Web Sites, on or about March 4, 2011, Kunekt issued cease and desist demands to each of the Promotional Material Web Sites. In addition, Kunekt located unauthorized web sites that were promoting Kunekt and sent email cease and desist demands to those web sites (a total of 19 web sites which include the 3 identified by the BCSC Staff). Kunekt also asked for and received confirmation from all third party public relations, investor relations and creative writing (blog) consultants/firms working on behalf of the company, of their non-involvement.

Unauthorized E-Letters

One of the Promotional Material Web Sites contained content promoting Kunekt and promising substantial profits. The director/insider and officers of Kunekt were unaware of this website until advised by BCSC Staff by email on March 2, 2011. In addition, various promotional emails have been identified which contain similar content, also purportedly from the same source (the “Unauthorized E-Letters”).

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

Kunekt may add or remove Authorized Kunekt Websites and/or Authorized Kunekt Email Alert links in the future, the Authorized Kunekt Websites and Authorized Kunekt Email Alerts are listed at www.kunekt.com/investor.

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

We may be unable to close the Agreements.

As of June 17, 2011, we have been unable to obtain regulatory approval from the British Columbia Securities Commission. Unless we obtain a variation of a temporary cease trade order issued against us by the British Columbia Securities Commission, we will be unable to close the Agreements. Our inability to close the Agreements could have a material adverse effect upon the results of our operations and upon our financial conditions.

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

We have incurred an accumulative net loss of $655,839 for the period from October 1, 2007 (date of inception) to April 30, 2011 and we have had no revenue. Mark Bruk, our president, treasurer and sole director, in addition to his investment in our common stock, has invested an additional $90,795 in our company and made a $64,000 loan to the company. He is not willing to make additional financial commitments.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The amount of the subscriptions received in advance was recorded as a current liability since these shares were not yet issued at the end of the quarter and the Company had a cease trade order placed by BCSC on its shares.

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

Our cash balance as of April 30, 2011 is $1,271,137. We anticipate our ongoing expenses over the next one year to be $1,053,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. At this time Management has not determined how we can raise additional capital through future debt or equity financing until the issuance by the British Columbia Securities Commission (the “BCSC”) of an order varying its temporary cease trade order issued against our company. At this time we do not anticipate that the BCSC will revoke or vary its temporary cease trade order in the near future.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The amount of the subscriptions received in advance was recorded as a current liability since these shares were not yet issued at the end of the quarter and the Company had a cease trade order placed by BCSC on its shares.

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

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. The subscriber represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the private placement is an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The amount of the subscriptions received in advance was recorded as a current liability since these shares were not yet issued at the end of the quarter and the Company had a cease trade order placed by BCSC on its shares.

On March 7, 2011, we executed a subscription agreement with one subscriber for $50,000 worth of our common stock in four instalments. For each instalment, we will issue such number of shares as equal to $12,500 divided by the moving average of the public market closing price of the previous 10 days of the shares, which shall be the deemed price of the shares, on the following dates: January 18, 2011; February 18, 2011; April 18, 2011; and June 17, 2011. We have not issued any shares in connection with this subscription agreement. This subscription agreement is part of a services agreement with a third party, which services agreement was executed on January 17, 2011. On June 14, 2011, the Company terminated its agreements with ProActive Capital Resources Group, Stern & Co., Mavericks Group Inc. (dba TangeloPR) and Barwicki Investor Relations Inc. all amounts related to these cancelled contracts have been settled. The Company made no new share issuances.

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
27
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

Dated: June 20, 2011