Form 10-Q
period 2011-07-31
KUNEKT CORP
filed 2011-09-19
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-53561

KUNEKT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada		26-1173212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1, 12/F International Commerce Centre 1 Austin Road West, Kowloon, Hong Kong Not Applicable
(Address of principal executive offices) (Zip Code)

Registrants’s telephone number, including area code +852 2824 8178

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

As of September 19, 2011, there were 62,000,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

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

KUNEKT CORPORATION AND SUBSIDIARY

JULY 31, 2011 QUARTERLY REPORT ON FORM 10-Q

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011 (Unaudited) and October 31, 2010

Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 thru 15

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31, 2011	October 31, 2010
CURRENT ASSETS	(Unaudited)

Cash	$163,529	$387,150
Prepaid expenses	12,905	98

Total Current Assets	176,434	387,248

OTHER ASSETS

Security deposit	4,198	-
Trust account – retainer	15,409	-

Total Other Assets	19,607	-

TOTAL ASSETS	$196,041	$387,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2011	October 31, 2010
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$24,454	$13,446
Notes payable – related party (Note 3)	-	52,064
Accrued interest on note– related party (Note 3)	8,978	7,083
Loan payable – related party (Note 3)	-	450,000
Accrued interest on loan – related party (Note 3)	42,331	30,711
Accrued wages – related party (Note 3)	69,575	55,575

Total Current Liabilities	145,338	608,879

TOTAL LIABILITIES	145,338	608,879

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital	(35,518)	(35,518)
Deficit accumulated during the development stage	24,221	(272,646)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	-	24,533

Total Stockholders’ Equity (Deficit)	50,703	(221,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$196,041	$387,248

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2011	2010	2011	2010	July 31, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	67,583	18,588	353,495	42,990	461,269
Officer wages	15,500	6,450	52,750	25,875	108,325
Incorporation costs	-	-	4,021	-	5,164
Write-off of impaired Patent (Note 3)	-	-	-	31,048	31,048
General and administrative	33,256	153	110,777	909	154,690
Total Expenses	116,339	25,191	521,043	100,822	760,496
OPERATING LOSS	(116,339)	(25,191)	(521,043)	(100,822)	(760,496)

OTHER (INCOME)/EXPENSE

Gain on settlement of debt	794,123	-	794,123	-	794,123
Realized gain (loss) on foreign exchange calculations	3,178	-	37,301	2,051	39,352
Interest income	4	957	4	3,475	4,036
Interest expense	(906)	(7,782)	(13,518)	(23,120)	(52,794)
Total Other Income / (Expense)	796,399	(6,825)	817,910	(17,594)	784,717

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	680,060	(32,016)	296,867	(118,416)	24,221

Income tax expense	-	-	-	-	-
NET INCOME (LOSS)	$680,060	$(32,016)	$296,867	$(118,416)	$24,221

Other comprehensive income
- Foreign currency translation adjustments	(1,003)	(4,872)	(24,533)	19,089	-

COMPREHENSIVE INCOME /(LOSS)	$679,057	$(36,888)	$272,334	$(99,327)	$24,221

BASIC AND FULLY DILUTED LOSS PER SHARE	$0.01	$(0.00)	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	62,000,000	62,000,000	291,157,509

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2011	2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$296,867	$(118,416)	$24,221
Write-off of impaired patent	-	31,048	31,048
Gain on subscription received in advance	(794,123)	-	(794,123)
Contribution of imputed interest	-	-	1,482
Changes in assets and liabilities:	-	-	-
(Increase) decrease in prepaid assets	(228,807)	-	(228,905)
(Increase) decrease in other assets	(19,607)	-	(19,607)
(Increase) decrease in accrued interest receivable	-	(3,236)	-
(Decrease) increase in accounts payable	17,631	10,343	27,347
Increase in accrued expenses – related party	65,015	48,995	158,384
Net Cash Provided (Used) by Operating Activities	(663,024)	(31,266)	(800,153)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-	25,000
Cash received in advance for stock subscription	1,750,000	-	1,750,000
Repayment of subscriptions received in advance	(784,000)	-	(784,000)
Proceeds from related party loans	-	-	450,000
Payments on related party loans	(450,500)	-	(450,500)
Proceeds from related party notes	51,914	33,567	211,436
Payments on related party notes	(103,978)	(93,486)	(238,754)
Net Cash Provided (Used) by Financing Activities	463,936	(59,919)	963,682
Foreign exchange effect on cash	(24,533)	19,089	-
INCREASE (DECREASE) IN CASH	(223,621)	(72,096)	163,529
CASH AT BEGINNING OF PERIOD	387,150	452,098	-

CASH AT END OF PERIOD	$163,529	$380,002	$163,529
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of subscription received in advance though assignment of receivables to subscriber	$216,000	$-	$216,000
Note payable issued for patents	$-	$3,730	$31,048

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2011 (Unaudited) and October 31, 2010

NOTE 1 -

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation and Subsidiary (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent consolidated audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Consolidated operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

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

July 31, 2011 (Unaudited) and October 31, 2010

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

July 31, 2011 (Unaudited) and October 31, 2010

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2011	2010	2011	2010

Net income (loss)	$680,060	$(32,016)	$296,867	$(118,416)

Weighted average number of shares outstanding	62,000,000	62,000,000	62,000,000	291,157,509

Net loss per share	$0.01	$(0.00)	$0.01	$(0.00)

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2011 (Unaudited) and October 31, 2010

NOTE 3 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 400,000,000 shares of the Company’s common stock at a price of $0.000025 per share, or $10,000, which shares represented 93% of the 62,000,000 issued and outstanding common stock of the Company.

On January 21, 2008, corporate officer Arom Thaveeloue acquired 2,000,000 shares of the Company’s common stock at a price of $0.0005 per share, or $1,000, which shares represented less than 1% of the 62,000,000 issued and outstanding common stock of the Company. On September 1, 2010, corporate officer Arom Thaveeloue sold his 2,000,000 shares of the Company's common stock in a private transaction.

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

Accrued Expenses

For the nine months ended July 31, 2011, the Company accrued $52,750 in wages payable to Mark Bruk, its president, treasurer and sole director. For the three months ended July 31, 2011, the Company accrued $15,500 in wages payable to Mark Bruk, its president, treasurer and sole director which represents having worked during the period at a rate of $7,000 per month for 2.2 months.

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

As of July 31, 2011, the Company had a note payable to an officer totalling $0. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $207,706. The Company has repaid $238,754 of this note as of July 31, 2011. Accrued interest payable on the note totals $8,978 at July 31, 2011.

As of July 31, 2011, the Company had a loan payable to an officer totaling $0. The promissory note carries interest at 6.5%, and is secured by the Company’s assets and is payable on demand. During the nine-month period ended July 31, 2011 the Company repaid the $450,000 of the loan payable to an officer. Accrued interest payable on the promissory note totals $42,331 at July 31, 2011.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2011 (Unaudited) and October 31, 2010

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

July 31, 2011 (Unaudited) and October 31, 2010

NOTE 5 -

GOING CONCERN – (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 -

TRANSACTION WITH AMS-INT

On June 29, 2011, Kunekt Corporation (“Kunekt”) entered into a master agreement (the “Master Agreement”) with Ya Zhu Silk, Inc. (“YaZhu”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”) whereby the parties agreed to the following:

The following agreements, which were subject to regulatory approval, including the issuance by the British Columbia Securities Commission of an order varying its temporary cease trade order issued against Kunekt, which Kunekt has been unable to obtain, are not valid and are terminated and cancelled:

•

A share exchange agreement dated January 20, 2011, as amended on March 31, 2011, among AMS, Yue, XinWei, and Kunekt, whereby Kunekt agreed to acquire all of the shares held by Yue in the capital of AMS in exchange for the issuance of a total of 2,400,000 common shares in the capital stock of Kunekt and 60,480 preferred shares in the capital stock of Kunekt (the “Yu Kunekt Shares”),

•

A share vesting and repurchase option agreement dated March 31, 2011 between Kunekt and Yue, whereby Yue agreed that the Yu Kunekt Shares would be subject to a release schedule and all unreleased shares could be bought back by Kunekt for nominal consideration,

•

A share exchange agreement dated January 20, 2011, as amended on March 31, 2011, among AMS, Li, Yiyueqiji, and Kunekt, whereby Kunekt agreed to acquire all of the shares held by Li in the capital of AMS in exchange for the issuance of a total of 27,600,00 common shares in the capital stock of Kunekt and 695,520 preferred shares in the capital stock of Kunekt (collectively, the “Li Kunekt  Shares”),

•

A share vesting and repurchase option agreement dated March 31, 2011 between Kunekt and Li, whereby Li agreed that the Li Kunekt Shares would be subject to a release schedule and all unreleased shares could be bought back by Kunekt for nominal consideration,

•

An exclusive distribution and sales agency agreement dated March 24, 2011 between Kunekt and Yiyueqiji, whereby Kunekt obtained the exclusive rights for the world to market, distribute and sell certain products and services in consideration of Kunekt marketing the products and services under its Kunekt brand and transferring management skills in smartphones to Yiyueqiji, and

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2011 (Unaudited) and October 31, 2010

NOTE 6 -

TRANSACTION WITH AMS-INT – (CONTINUED)

•

An exclusive distribution and sales agency agreement dated March 27, 2011 between Kunekt and XinWei, whereby Kunekt obtained the exclusive rights for the world to market, distribute and sell certain products and services in consideration of Kunekt marketing the products and services under its Kunekt brand and transferring management skills in smartphones to XinWei;

Immediately upon the signing of the Master Agreement, YaZhu, Yue, and XinWie will enter into a share exchange agreement, whereby YaZhu will acquire all of the Shares of AMS held by Yue in exchange for the issuance of 1,200,000 shares in the common stock of YaZhu (each, a “YaZhu Share”);

Immediately upon the signing of the Master Agreement, YaZhu, Li, and Yiyueqiji will enter into a share exchange agreement, whereby YaZhu will acquire all of the Shares of AMS held by Li in exchange for the issuance of 3,384,000 YaZhu Shares;

Immediately upon the signing of the Master Agreement, Kunekt and AMS will enter into a license agreement, as described below;

Immediately upon the signing of the Master Agreement, Kunekt and YaZhu will enter into an asset purchase agreement, as described below;

If Kunekt completes a distribution of the YaZhu Shares to the shareholders of Kunekt, within 10 days of the completion of such distribution, Bruk will cancel such number of YaZhu Shares such that Bruk will have no more than 148,917 YaZhu Shares; and

Immediately upon the signing of the Master Agreement, all of the parties to the Master Agreement will enter into a registration rights agreement, as described below.

On June 29, 2011 and pursuant to the Master Agreement, Kunekt and AMS entered into a non-exclusive trademark license agreement (the “License Agreement”), whereby Kunekt granted to AMS the right to use its trademarks throughout the world in exchange for a royalty of one half of one percent of the gross revenues produced by AMS, which shall be paid within 30 days of the termination of the License Agreement. The License Agreement will terminate upon the earlier of: (i) six months from June 29, 2011; (ii) the closing of the Asset Purchase Agreement (as defined below), or (iii) such other date as is mutually agreed to by the parties hereto. Kunekt may terminate the License Agreement by delivering written notice to AMS and AMS may terminate the License Agreement by delivering 30 days written notice to Kunekt.

On June 29, 2011 and pursuant to the Master Agreement, Kunekt and YaZhu entered into an asset purchase agreement (the “Asset Purchase Agreement”), whereby Kunekt agreed to sell all of its assets (the “Assets”) to YaZhu (the “Sale”) in consideration of the issuance of 2,480,000 YaZhu Shares to Kunekt. The Sale is subject to Kunekt receiving the approval from its shareholders for the Sale. The closing of the Sale will take place on the later of (i) five business days after Kunekt receives shareholder approval for the Sale; (ii) five business days after the date that AMS, Yiyueqiji and Xinwei provide YaZhu with the information necessary and in the proper form to file a Current Report on Form 8-K that contains Form 10 information about YaZhu after the acquisition of AMS, as required by Item 2.01(f) of Form 8-K, including the consolidated audited financial statements for AMS, Yiyueqiji and Xinwei, or (iii) such other date as the parties hereto mutually agree (the “Closing Date”). Kunekt agreed to use commercially reasonable efforts to obtain approval for the Sale from its shareholders.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2011 (Unaudited) and October 31, 2010

NOTE 6 -

TRANSACTION WITH AMS-INT – (CONTINUED)

On June 29, 2011 and pursuant to the Master Agreement, YaZhu, Kunekt, AMS, Li, Yue, Yiyueqiji, Xinwei and Bruk entered into a registration rights agreement (the “Registration Rights Agreement”) whereby YaZhu agreed to register all YaZhu shares issued pursuant to the Master Agreement or agreements entered into pursuant to the Master Agreement within 120 days of June 30, 2011. YaZhu agreed to pay a penalty provision of 1.5% of the deemed value of the YaZhu Shares, being $1.00 per YaZhu Share, per month if the YaZhu Shares are not registered within 120 days of June 30, 2011. YaZhu agreed to pay all of the expenses of the registration.

In addition to any other rights Kunekt might have under any other agreement, if the YaZhu Shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement (pursuant to the Registration Rights Agreement) within 240 days of the Closing Date, YaZhu shall execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

Pursuant to a share subscription agreement (the “Share Subscription Agreement”) entered into between Kunekt and a subscriber (the “Subscriber”), the Subscriber transferred $1,750,000 (the “Advance”) to Kunekt as an interest free loan and as consideration for the issuance of 1,223,777 common shares in the capital of Kunekt (each, a “Kunekt Share”) at a price of $1.43 per Kunekt Share. Due to a temporary cease trade order issued by the British Columbia Securities Commission prohibiting the trading in the securities of Kunekt, Kunekt has been unable to close the transactions contemplated by the Share Subscription Agreement, including the issuance of any Kunekt Shares to the Subscriber. On June 29, 2011, Kunekt, the Subscriber, and AMS entered into an agreement, whereby the Advance made by the Subscriber to Kunekt was forgiven in exchange for the payment of $784,000 from Kunekt to the Subscriber and the assignment of a promissory note issued by AMS to Kunekt in the amount of $216,000 to the Subscriber.

The remaining $750,000 was forgiven and cancelled by the investor as part of the Master Agreement described above. Kunekt recorded this amount as a gain on settlement of debt on its financial statements.

On or about June 17, 2011, we settled an outstanding account payable with King & Spalding, our patent lawyers, such that we were forgiven $6,600. Kunekt recorded this amount as a gain on settlement of debt on its financial statements.

On or about June 13, 2011, we agreed to the termination of our contracts with all of our Public Relations and Investor Relations firms, such that we were forgiven $37,500. Kunekt recorded this amount as a gain on settlement of debt on its financial statements.

NOTE 7 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to ASC TOPIC 855, and has determined there are no subsequent events to be reported as of the date these financial statements were issued.

13

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

Transaction with AMS-INT

On June 29, 2011, Kunekt entered into a master agreement (the “Master Agreement”) with Ya Zhu Silk, Inc. (“YaZhu”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”) whereby the parties agreed to the following:

•

the following agreements, which were subject to regulatory approval, including the issuance by the British Columbia Securities Commission of an order varying its temporary cease trade order issued against Kunekt, which Kunekt has been unable to obtain, are not valid and are terminated and cancelled:

o

a share exchange agreement dated January 20, 2011, as amended on March 31, 2011, among AMS, Yue, XinWei, and Kunekt, whereby Kunekt agreed to acquire all of the shares held by Yue in the capital of AMS in exchange for the issuance of a total of 2,400,000 common shares in the capital stock of Kunekt and 60,480 preferred shares in the capital stock of Kunekt (the “Yu Kunekt Shares”),

o

a share vesting and repurchase option agreement dated March 31, 2011 between Kunekt and Yue, whereby Yue agreed that the Yu Kunekt Shares would be subject to a release schedule and all unreleased shares could be bought back by Kunekt for nominal consideration,

o

a share exchange agreement dated January 20, 2011, as amended on March 31, 2011, among AMS, Li, Yiyueqiji, and Kunekt, whereby Kunekt agreed to acquire all of the shares held by Li in the capital of AMS in exchange for the issuance of a total of 27,600,00 common shares in the capital stock of Kunekt and 695,520 preferred shares in the capital stock of Kunekt (collectively, the “Li Kunekt  Shares”),

o

a share vesting and repurchase option agreement dated March 31, 2011 between Kunekt and Li, whereby Li agreed that the Li Kunekt Shares would be subject to a release schedule and all unreleased shares could be bought back by Kunekt for nominal consideration,

o

an exclusive distribution and sales agency agreement dated March 24, 2011 between Kunekt and Yiyueqiji, whereby Kunekt obtained the exclusive rights for the world to market, distribute and sell certain products and services in consideration of Kunekt marketing the products and services under its Kunekt brand and transferring management skills in smartphones to Yiyueqiji, and

o

an exclusive distribution and sales agency agreement dated March 27, 2011 between Kunekt and XinWei, whereby Kunekt obtained the exclusive rights for the world to market, distribute and sell certain products and services in consideration of Kunekt marketing the products and services under its Kunekt brand and transferring management skills in smartphones to XinWei;

•

immediately upon the signing of the Master Agreement, YaZhu, Yue, and XinWie will enter into a share exchange agreement, whereby YaZhu will acquire all of the Shares of AMS held by Yue in exchange for the issuance of 1,200,000 shares in the common stock of YaZhu (each, a “YaZhu Share”);

•

immediately upon the signing of the Master Agreement, YaZhu, Li, and Yiyueqiji will enter into a share exchange agreement, whereby YaZhu will acquire all of the Shares of AMS held by Li in exchange for the issuance of 3,384,000 YaZhu Shares;

•

immediately upon the signing of the Master Agreement, Kunekt and AMS will enter into a license agreement, as described below;

•

immediately upon the signing of the Master Agreement, Kunekt and YaZhu will enter into an asset purchase agreement, as described below;

•

if Kunekt completes a distribution of the YaZhu Shares to the shareholders of Kunekt, within 10 days of the completion of such distribution, Bruk will cancel such number of YaZhu Shares such that Bruk will have no more than 148,917 YaZhu Shares; and

•

immediately upon the signing of the Master Agreement, all of the parties to the Master Agreement will enter into a registration rights agreement, as described below.

On June 29, 2011 and pursuant to the Master Agreement, Kunekt and AMS entered into a non-exclusive trademark license agreement (the “License Agreement”), whereby Kunekt granted to AMS the right to use its trademarks throughout the world in exchange for a royalty of one half of one percent of the gross revenues produced by AMS, which shall be paid within 30 days of the termination of the License Agreement. The License Agreement will terminate upon the earlier of: (i) six months from June 29, 2011; (ii) the closing of the Asset Purchase Agreement (as defined below), or (iii) such other date as is mutually agreed to by the parties hereto. Kunekt may terminate the License Agreement by delivering written notice to AMS and AMS may terminate the License Agreement by delivering 30 days written notice to Kunekt.

On June 29, 2011 and pursuant to the Master Agreement, Kunekt and YaZhu entered into an asset purchase agreement (the “Asset Purchase Agreement”), whereby Kunekt agreed to sell all of its assets (the “Assets”) to YaZhu (the “Sale”) in consideration of the issuance of 2,480,000 YaZhu Shares to Kunekt. The Sale is subject to Kunekt receiving the approval from its shareholders for the Sale. The closing of the Sale will take place on the later of (i) five business days after Kunekt receives shareholder approval for the Sale; (ii) five business days after the date that AMS, Yiyueqiji and Xinwei provide YaZhu with the information necessary and in the proper form to file a Current Report on Form 8-K that contains Form 10 information about YaZhu after the acquisition of AMS, as required by Item 2.01(f) of Form 8-K, including the consolidated audited financial statements for AMS, Yiyueqiji and Xinwei, or (iii) such other date as the parties hereto mutually agree (the “Closing Date”). Kunekt agreed to use commercially reasonable efforts to obtain approval for the Sale from its shareholders.

On June 29, 2011 and pursuant to the Master Agreement, YaZhu, Kunekt, AMS, Li, Yue, Yiyueqiji, Xinwei and Bruk entered into a registration rights agreement (the “Registration Rights Agreement”) whereby YaZhu agreed to register all YaZhu shares issued pursuant to the Master Agreement or agreements entered into pursuant to the Master Agreement within 120 days of June 30, 2011. YaZhu agreed to pay a penalty provision of 1.5% of the deemed value of the YaZhu Shares, being $1.00 per YaZhu Share, per month if the YaZhu Shares are not registered within 120 days of June 30, 2011. YaZhu agreed to pay all of the expenses of the registration.

In addition to any other rights Kunekt might have under any other agreement, if the YaZhu Shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement (pursuant to the Registration Rights Agreement) within 240 days of the Closing Date, YaZhu shall execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

Pursuant to a share subscription agreement (the “Share Subscription Agreement”) entered into between Kunekt and a subscriber (the “Subscriber”), the Subscriber transferred $1,750,000 (the “Advance”) to Kunekt as an interest free loan and as consideration for the issuance of 1,223,777 common shares in the capital of Kunekt (each, a “Kunekt Share”) at a price of $1.43 per Kunekt Share. Due to a temporary cease trade order issued by the British Columbia Securities Commission prohibiting the trading in the securities of Kunekt, Kunekt has been unable to close the transactions contemplated by the Share Subscription Agreement, including the issuance of any Kunekt Shares to the Subscriber. On June 29, 2011, Kunekt, the Subscriber, and AMS entered into an agreement, whereby the Advance made by the Subscriber to Kunekt was forgiven in exchange for the payment of $784,000 from Kunekt to the Subscriber and the assignment of a promissory note issued by AMS to Kunekt in the amount of $216,000 to the Subscriber.

New Business

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Plan of Operation

We moved our head office to Hong Kong as of January 21, 2011 and also incorporated a wholly-owned subsidiary, Kunekt Corporation Limited, in Hong Kong, which was to be responsible for our operations in China. Kunekt Corporation Limited is part of the assets sold pursuant to the asset sale agreement.

Over the next twelve months we estimate that we should need to spend approximately $142,500 on maintaining our status as a public fully-reporting company. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Oct 31, 2011	Jan 31, 2012	Apr 30, 2012	Jul 31, 2012
Rent	$1,500	$1,500	$1,500	$1,500
Officer Wages	10,500	7,000	7,000	7,000
Accounting	7,500	7,500	7,500	12,500
Legal	45,000	2,500	2,500	2,500
SEC and SEDAR Filings	1,500	1,500	1,500	5,000
General and Administrative	2,000	2,000	2,000	2,000
Total	$68,000	$22,000	$22,000	$30,500

Financial Condition, Liquidity and Capital Resources

At July 31, 2011, we had $163,529 cash on hand and in the bank compared to $387,150 in cash at October 31, 2010. At July 31, 2011, we had a working capital surplus of $31,096 compared to working capital deficit of $221,631, at October 31, 2010. This increase in working capital surplus was primarily due to the extinguishment of the company’s liabilities that resulted in a gain of $794,123 after the company settled some of its liabilities in full for less that the amounts owed.

At July 31, 2011, we had total assets of $196,041 consisting of cash of $163,529, prepaid expenses of $12,905, security deposits of $4,198 and trust account, retainer $15,409. Our total assets at October 31, 2010 were $387,248 consisting of cash of $387,150 and prepaid expenses of $98. On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. The Company returned $1,000,000 of this amount to the investor in June 2011 since the Company was unable to issue the common shares due to the cease trade order placed by BCSC on its shares. The investor agreed to cancel and forgive the debt related to the remaining $750,000 of the proceeds of subscription received in advance.

At July 31, 2011, our total liabilities were $145,338, consisting of accrued interest of $42,331 on a loan payable to our principle executive officer, accrued interest of $8,978 a note payable to our principle executive officer, accrued wages payable to our principle executive officer of $69,575 accrued expenses $3,133 and accounts payable of $21,321. Our total liabilities at October 31, 2010 were $608,879, consisting of a loan payable and accrued interest to our principle executive officer of $480,711, a note payable and accrued interest to our principle executive officer of $59,147, accrued wages payable to our principle executive officer of $55,575 and accounts payable of $13,446. For nine months ended July 31, 2011, net cash used by operating activities was $663,024, net cash used by investment activities was nil, net cash provided by financing activities was $463,936, foreign exchange effect on cash was ($24,533). For the nine months ended July 31, 2010 net cash used by operating activities was $31,266, net cash used by investment activities was nil, net cash used by financing activities was $59,919, foreign exchange effect on cash was $19,089. The changes in cash used by operating activities between the nine-month periods ended July 31, 2010 and 2011 was due to gain on settlement and cancellation of debt from investor that cancelled an amount of $750,000 that the company had received as subscription for its shares offset by an increase in operating expenses during the nine month period ended July 31, 2011 compared to that ended July 31, 2010. The change in financing activities between the nine-month period ended 31 July 2011 and 2010 was due to the fact that during the nine-month period ended July 2011, the Company settled its note payable of $52,064 and loan payable of $450,000 to Mark Bruk. No such repayments were made during the nine-month period ended July 2010.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated until we build a network of distributors for our mobile device products. Accordingly, we must raise cash from sources other than from the sale of our mobile device products. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing. Our success or failure will be determined by our ability to market our mobile device products. On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. Due to a cease trade order placed by BCSC on its shares the company had to return $1,000,000 of this amount in June 2011 to the investor. The investor cancelled and forgave the remaining $750,000 of this amount.

Results of Operations

	Three Months Ended July 31				Nine Months Ended July 31
		2011		2010		2011		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		116,339		25,191		521,043		100,822
Net Income (Loss)		680,060		(32,016)		296,867		(118,416)

Our operating expenses consist of professional and legal fees, officer wages, incorporation costs, and general and administrative expenses.

Professional and legal fees for the nine-month period ended July 31, 2011 were $353,495 compared to $42,990 for the nine-month period ended July 31, 2010. For the nine-month period ended July 31, 2011 accounting fees were $4,612, auditing fees were $13,047, legal fees were $143,548, stock transfer agent fees were $5,883 and miscellaneous professional fees (including consulting - $36,091, Investor relations - $80,250, Public relations - $40,029, Web design - $24,356 and Misc. $5,679) were $192,289, compared to $726; $12,670; $13,958; $3,034 and $12,602 respectively for the nine-month period ended July 31, 2010. Officer wages for the nine-month period ended July 31, 2011 were $52,750 compared to $25,875 for the nine-month period ended July 31, 2010. During the nine-month period ended July 31, 2011 we accrued $52,750 in wages payable to Mr. Bruk, our president, compared to $25,875 in accrued wages payable during the nine-month period ended July 31, 2010. General and administrative expenses for the nine-month period ended July 31, 2011 was $110,777 compared to $909 for the nine-month period ended July 31, 2010. The increase in operating expenses was primarily attributable to our increased work on the Kunekt mobile device and related systems.

Professional and legal fees for the three-month period ended July 31, 2011 were $67,583 compared to $18,588 for the three-month period ended July 31, 2010. For the three-month period ended July 31, 2011 accounting fees were $2,328, auditing fees were $813, legal fees were $31,932, stock transfer agent fees were $600 and miscellaneous professional fees (including consulting - $12,000, Investor relations - $8,350, Public relations - $8,029, Web design - $1,500 and Misc. $2,031) were $31,910, compared to $286; $3,128; $13,475; $1,669 and $31 respectively for the three-month period ended July 31, 2010. Officer wages for the three-month period ended July 31, 2011 were $15,500 compared to $6,450 for the three-month period ended July 31, 2010. During the three-month period ended July 31, 2011 we accrued $15,500 in wages payable to Mr. Bruk, our president, compared to $6,450 in accrued wages payable during the three-month period ended July 31, 2010. General and administrative expenses for the three-month period ended July 31, 2011 was $33,256 compared to $153 for the three-month period ended July 31, 2010.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010
Accounting fees	$2,328	$286	$4,612	$726
Auditing fees	813	3,128	13,047	12,670
Consulting fees	12,000	-	36,091	-
Investor relations fees	8,350	-	80,250	-
Public relations fees	8,029	-	40,029	-
Website design	1,500	-	24,356	-
Legal fees	31,932	13,475	143,547	13,958
Stock transfer agent fees	600	1,699	5,833	3,034
Miscellaneous professional fees	2,031	-	5,679	12,602
General and administrative expenses	33,256	153	110,777	909
Officer wages	15,500	6,450	52,750	25,875

Additional Disclosure of Outstanding Share Data

As of September 19, 2011, we had 62,000,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the three-month period ended July 31, 2011.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being July 31, 2011.  Our President evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the third quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 19, 2011, we have been unable to obtain regulatory approval from the British Columbia Securities Commission. Unless we obtain a variation of a temporary cease trade order issued against us by the British Columbia Securities Commission, we will be unable to close the Agreements. Our inability to close the Agreements could have a material adverse effect upon the results of our operations and upon our financial conditions.

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

The accumulative net income of the company is $24,221 for the period from October 1, 2007 (date of inception) to July 31, 2011 and we have had no revenue. On March 3, 2011, the company accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. Due to a cease trade order placed by BCSC on its shares the company returned $1,000,000 of this amount to the investor as it could not issue the shares. The subscriber cancelled and forgave the remaining $750,000 which the company recorded as a gain on extinguishment of date.

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

Our cash balance as of July 31, 2011 is $163,529. We anticipate our ongoing expenses over the next one year to be $1,053,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. At this time Management has not determined how we can raise additional capital through future debt or equity financing until the issuance by the British Columbia Securities Commission (the “BCSC”) of an order varying its temporary cease trade order issued against our company. At this time we do not anticipate that the BCSC will revoke or vary its temporary cease trade order in the near future.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. Due to a cease trade order placed by BCSC on its shares the company returned $1,000,000 of this amount to the investor as it could not issue the shares. The subscriber cancelled and forgave the remaining $750,000 which the company recorded as a gain on extinguishment of date.

Currently, management estimates that the company will require $142,500 over the next twelve months to establish a market for our products primarily through a direct sales model. Investors should be aware that even if we establish a sales channel, the associated costs may be cost prohibitive, which would result in the total loss of any investment made in our company. Additionally, if we are not successful in earning profitable revenues once we have commenced business operations, we may require additional financing to sustain business operations.

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

Item 3

Defaults Upon Senior Securities

None.

Item 4

(Removed and Reserved)

Item 5

Other Information

None.

Item 6

Exhibits

Exhibits Required by Item 601 of Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
(10)	Material Contracts
10.1	License Agreement for Non-Provisional Patent Application of Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
10.2	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Registration Statement on Form SB-2 filed on December 12, 2007)
31
10.3	Form of Subscription Agreement Primary Offering (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 27, 2008)
10.4	Patent License and Royalty Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.5	Domain Name Assignment Agreement (incorporated by reference from our Quarterly Report on Form 10-QSB filed on September 8, 2008)
10.6	Shareholder Loan Agreement between Kunekt Corporation and Mark Bruk (incorporated by reference from our Annual Report on Form 10-Q filed on March 13, 2009)
10.7	Promissory Note and Security Agreement (incorporated by reference from our Form 8-K filed on September 24, 2009)
10.8	Agreement with AMS-INT Asia Limited and Guangzhou Xingwei Communications Technology Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
10.9	Agreement with AMS-INT Asia Limited and Beijing Yiyueqiji Science and Technology Development Ltd Inc. (incorporated by reference from our Form 8-K filed on January 24, 2011)
10.10	2011 Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2011)
10.11*

Master Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk.

10.12*	Non-exclusive Trademark License Agreement with AMS-INT Asia Limited.
10.13*	Asset Purchase Agreement with Ya Zhu Silk, Inc.
10.14*

Registration Rights Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk.

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

Dated: September 19, 2011