Form 10-K
period 2011-10-31
KUNEKT CORP
filed 2012-02-29
CIK 1419177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Registrant’s telephone number, including area code (646) 736-0345

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

$18,900,000 based on a price of $0.63 per share, being the closing share price of the common equity of the registrant on or prior to April 30, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,000,000 shares of common stock as of February 22, 2012.

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

KUNEKT CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

•

Our business plans,

•

Our ability to raise additional finances, and

•

Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•

General economic and business conditions,

•

Risks associated with the mobile market,

•

Our lack of operating history, and

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

We subsequently changed our business to market mobile devices, specifically mobile phones, smartphones and tablet devices. We have stopped pursuing the our business to market mobile devices and we are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

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

•

immediately upon the signing of the Master Agreement, YaZhu, Yue, and XinWie will enter into a share exchange agreement (the “Yue Share Exchange Agreement”), whereby YaZhu will acquire all of the Shares of AMS held by Yue in exchange for the issuance of 1,200,000 shares in the common stock of YaZhu (each, a “YaZhu Share”);

•

immediately upon the signing of the Master Agreement, YaZhu, Li, and Yiyueqiji will enter into a share exchange agreement (the “Li Share Exchange Agreement”), whereby YaZhu will acquire all of the Shares of AMS held by Li in exchange for the issuance of 3,384,000 YaZhu Shares;

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

On January 19, 2012, Kunekt entered into an amended master agreement (the “Amended Master Agreement”) with all the parties to the Master Agreement, whereby the parties agreed that they have been unable to close the Yue Share Exchange Agreement and Li Share Exchange Agreement (collectively, the “Share Exchange Agreements”) and therefore wish to update the Share Exchange Agreements, the License Agreement and Registration Rights Agreement to reflect the delay in closing, as follows:

Share Exchange Agreements

•

The Yu Share Exchange Agreement was amended as follows:

o

section 1.1(s) was amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

o

section 1.1(vv) was amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

o

section 2.2(b) was amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

•

The Li Share Exchange Agreement was amended as follows:

o

section 1.1(s) was amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

o

section 1.1(vv) was amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

o

section 2.2(b) was amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

Registration Rights

•

Section 1.1(f) of the Registration Rights Agreement was amended by deleting the reference to “June 30, 2011” as set out in the definition of “Effectiveness Date” and replacing it with “December 31, 2011”.

License Agreement

•

Section 1.3 of the License Agreement was deleted and replaced with the following:

Term.  The Licence will commence as of the Effective Date and subject to earlier termination pursuant to the terms of this Agreement, will expire upon the earlier of: (a) one year from the Effective Date; (b) the closing of the Asset Purchase Agreement between the Licensor and Ya Zhu Silk, Inc. referenced in the Master Amending Agreement; or (c) such other date as is mutually agreed to by the parties hereto.

New Business

In anticipation of completing the sale of our assets as outlined in “Transaction with AMS-INT” above, we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Plan of Operation

We moved our head office back to the United States as of December 2011. Our wholly-owned subsidiary, Kunekt Corporation Limited, in Hong Kong, which was to be responsible for our operations in China, is part of the assets sold pursuant to the Asset Purchase Agreement.

Intellectual Properties

On November 22, 2010, we applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office for the following goods and services: mobile phones and smartphones. On June 14, 2011 we were issued a Notice of Allowance (NOA) for filing a Statement of Use (SOU), which NOA grants us six (6)-months to file a SOU. On January 13, 2012 we were granted an Extension of Time to File a Statement of Use, which grants us a further six (6)-months to file a SOU.

On January 27, 2011, we applied for a trademark on “Kruze” with the U.S. Patent and Trademark Office for the following goods and services: mobile phones and smartphones. On June 14, 2011 we were issued a Notice of Allowance (NOA) for filing a Statement of Use (SOU), which NOA grants us six (6)-months to file a SOU. On January 12, 2012 we were granted an Extension of Time to File a Statement of Use, which grants us a further six (6)-months to file a SOU.

On January 27, 2011, we applied for a trademark on “Krome” with the U.S. Patent and Trademark Office for the following goods and services: mobile phones and smartphones. On March 10, 2011 we were issued an Office Action, which denied the application.

On January 27, 2011, we applied for a trademark on “Krush” with the U.S. Patent and Trademark Office for the following goods and services: handheld wireless devices, mobile phones and smartphones. On March 10, 2011 we were issued an Office Action, which denied the application.

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

Pursuant to the License Agreement, we have licensed the use of all of our intellectual property to AMS. Pursuant to the Asset Purchase Agreement, we have agreed to sell all of our intellectual property to Ya Zhu. As a condition to the Asset Purchase Agreement, we must obtain the approval of our shareholders.

Employees

At present, we have no employees other than our president, treasurer and director, Mark Bruk. His primary interest is not our company and he devotes approximately 25-40 hours per fiscal quarter to our operations.

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

Our auditor's report on our October 31, 2011 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. On September 24, 2009, we secured $450,000 in a loan from our founder, which loan was subsequently repaid on May 31, 2011, and $15,000 from our prospectus offering, which prospectus was filed on Form 424A with the Securities and Exchange Commission on January 14, 2008. We will need to raise additional capital, or we may be required to suspend or cease activities within one year.

We have incurred an accumulative net loss of $40,730 for the period from October 1, 2007 (date of inception) to October 31, 2011 and we have had no revenue. As of October 31, 2011, we had a working capital deficit of $33,855. We anticipate our ongoing expenses over the next one year to be $91,000 for the one year period.  Mark Bruk, our president, treasurer and director, in addition to his investment in our common stock, has invested an additional $2,455 in our company and made a $450,000 loan to the company, which loan was subsequently repaid on May 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are just adequate enough for corporate existence over the next one year. Our cash balance as of October 31, 2011 is $127,220 and we had a working capital deficit of $33,855. We anticipate our ongoing expenses over the next one year to be $91,000 for the one year period. We may require additional financing in order to maintain our corporate existence and status as a reporting issuer. If required, we intend to raise additional capital through future debt or equity financing.

Currently, management cannot provide investors with an accurate estimate of the additional proceeds required to complete the sale of our assets and locate a business opportunity with an entity which may have recently commenced operations, or an entity who may wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities. Investors should be aware that even if we complete the sale of our assets and locate an entity to acquire or merge with the costs associated may be cost prohibitive, which would result in the total loss of any investment made in our company.

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

Risks Related To Our Operations

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

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

Our information systems are stored on servers in the United States. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, our information systems may be seriously damaged. We may incur expenses or loss of revenues relating to such damages.

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

Item 1B      Unresolved Staff Comments

Not applicable.

Item 2      Properties

Our registered office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (646) 736-0345 and our fax number is (866) 386-6365. Our operational premises are located where our president is operating from, which is from his home in Vancouver, Canada. These operational premises are provided at no charge by our president. We believe our current premises are adequate for our current operations.

Item 3      Legal Proceedings

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

Item 4      [Removed and Reserved]

PART II

Item 5      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our shares of common stock, par value $0.001, are quoted for trading on the Pink Sheets under the symbol “KNKT”. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended October 31, 2011 and 2010. The bid information was obtained from the Over-the-Counter Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2010	0.10	0.10
April 30, 2010	0.11	0.11
July 31, 2010	5.00	0.01
October 31, 2010	0.30	0.04
January 31, 2011	1.43	0.05
April 30, 2011	2.88	0.42
July 31, 2011	0.61	0.16
October 31, 2011	0.31	0.13

Holders of Our Common Stock

As of February 22, 2012, there were 7 holders of record of our common stock. Our transfer agent is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.

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

We subsequently changed our business to market mobile devices, specifically mobile phones, smartphones and tablet devices.

As of the date of this annual report we have generated no revenues from our operations.

New Business

In anticipation of completing the sale of our assets as outlined in “Item 1 – Business, Corporate Development, Transaction with AMS-INT” on page 5, we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Plan of Operation

We moved our head office back to the United States as of December 2011. Our wholly-owned subsidiary, Kunekt Corporation Limited, in Hong Kong, which was to be responsible for our operations in China, is part of the assets sold pursuant to the asset sale agreement.

Over the next twelve months we estimate that we should need to spend approximately $91,000 on maintaining our status as a public fully-reporting company. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Jan 31, 2012	Apr 30, 2012	Jul 31, 2012	Oct 31, 2012
Officer Wages	$1,500	$1,500	$1,500	$1,500
Accounting	7,500	7,500	7,500	12,500
Legal	12,500	12,500	5,000	5,000
SEC and SEDAR Filings	2,500	1,500	1,500	1,500
General and Administrative	2,000	2,000	2,000	2,000
Total	$26,000	$25,000	$17,500	$22,500

Financial Condition, Liquidity and Capital Resources

At October 31, 2011, we had $127,220 cash on hand and in the bank compared to $387,150 in cash at October 31, 2010. At October 31, 2011, we had a working capital deficit of $33,855 compared to a working capital deficit of $221,631, at October 31, 2010. This decrease in working capital deficit was primarily the result of the gain on settling a debt.

At October 31, 2011, we had total assets of $155,430 consisting of cash of $127,220, prepaid expenses of $8,603, $4,198 in security deposits, and trust account of $15,409. Our total assets at October 31, 2010 were $387,248 consisting of cash of $387,150 and prepaid expenses of $98. This change is primarily the result of repaying the $450,000 loan from our president.

At October 31, 2011, our total liabilities were $169,678, consisting of accrued interest, on a previously outstanding loan, to our principle executive officer of $42,331, a note payable and accrued interest to our principle executive officer of $11,433, accrued wages payable to our principle executive officer of $69,575, income tax payable of $38,845 and accounts payable of $7,494. Our total liabilities at October 31, 2010 were $608,879, consisting of a loan payable and accrued interest to our principle executive officer of $480,711, a note payable and accrued interest to our principle executive officer of $59,147, accrued wages payable to our principle executive officer of $55,575 and accounts payable of $13,446.

For the year ended October 31, 2011, net cash generated by operating activities was $701,788, net cash used by investment activities was nil, net cash used by financing activities was $466,391. For the year ended October 31, 2010, net cash used by operating activities was $34,902, net cash used by investment activities was nil, net cash provided by financing activities was $52,513.

We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be $91,000 to maintain our corporate existence and status as a reporting issuer. Our current cash on hand are just adequate enough for the next twelve months. We may require additional financing in order to maintain our corporate existence and status as a reporting issuer. If required, we intend to raise additional capital through future debt or equity financing.

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

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Accordingly, we must raise cash from sources other than revenues. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder, which loan was subsequently repaid on May 31, 2011, and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing.

Results of Operations

		Year Ended October 31, 2011		Year Ended October 31, 2010		From Inception on October 1, 2007 through October 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		547,286		120,351		786,739
Net Income (Loss)		231,916		(145,218)		(1,885)

Our operating expenses consist of professional and legal fees, investor and public relations fees, website development fees, stock transfer agent fees, officer wages, incorporation costs, and general and administrative expenses. General and administrative expenses consist of computer and internet expenses, office supplies, rents and travel expenses.

Professional and legal fees for the year ended October 31, 2011 were $364,655 compared to $44,933 for the year ended October 31, 2010. The increase in professional fees was primarily attributable to a significant increase in  the work done by our founder in marketing the company and towards completing an attempted acquisition of AMS-INT, see Item 1 Business, Transaction with AMS-INT on page 5. The increase in legal fees was primarily attributable to the Company’s response to a temporary Halt Trade Order (HTO) issued against the company by the British Columbia Securities Commission (BCSC), see Item 3 Legal Proceedings on page 13.

For the year ended October 31, 2011 accounting fees were $6,078, auditing fees were $16,262, legal fees were $145,645, investor relations fees were $80,250, public relations fees were $40,116, stock transfer agent fees were $2,650, website development fees were $24,356 and miscellaneous professional fees were $43,829, compared to $966, $16,455, $14,878, nil, nil, $3,634, nil and $9,000 respectively for the year ended October 31, 2010. For the year ended October 31, 2011 incorporation costs were $4,021, compared to nil for the year ended October 31, 2010.

Officer wages for the year ended October 31, 2011 were $52,750 compared to $35,550 for the year ended October 31, 2010. During the year ended October 31, 2011, our president, Mark Bruk, worked 500 hours at a rate of $25 per hour and approximately 1,006 hours at a rate of $40 per hour, as a result, we paid $38,750 and accrued $14,000 in wages payable to Mr. Bruk. For the year ended October 31, 2010, Mr. Bruk worked 1,422 hours at a rate of $25 per hour and, as a result, we accrued $35,550 in wages payable to Mr. Bruk.

General and administrative expenses for the year ended October 31, 2011 was $125,860 compared to $8,820 for the year ended October 31, 2010. The significant increase in general and administrative expenses was primarily attributable to a significant increase in  the work done by our founder in marketing the company and towards completing an attempted acquisition of AMS-INT, see Item 1 Business, Transaction with AMS-INT on page 5.

The following table shows a breakdown of material components of our patent filing costs and other expenses:

	Year Ended October 31, 2011	Year Ended October 31, 2010	From Inception on October 1, 2007 through October 31, 2011
Accounting fees	$6,078	$996	$11,836
Auditing fees	16,262	16,455	53,719
Legal fees	145,645	14,878	182,636
Investor relations fees	80,250	nil	80,250
Public relations fees	40,116	nil	40,174
Stock transfer agent fees	2,650	3,634	19,471
Website development fees	24,356	nil	41,592
Miscellaneous professional fees	43,829	9,000	52,828
Incorporation costs	4,021	nil	5,164
General and administrative expenses	131,340	8,820	171,090
Officer wages	52,750	35,550	108,325

Financing Activities

Financing activities resulted in a net cash outflow of $466,391 for the year ended October 31, 2011 compared to a net cash inflow of $52,513 for the year ended October 31, 2010, which was primarily the result of repaying the $450,000 loan which had been made by the president.

Between January 21, 2008 and February 15, 2008, we received thirty-three subscriptions, for a total of 750,000 shares of common stock (par value $0.001). Arom Thaveeloue, our secretary, subscribed for 50,000 shares of common stock and we received $1,000 in the form of a bank draft as payment for the underlying securities. These subscriptions for shares of common stock in our Company were pursuant to our prospectus filed with the Securities and Exchange Commission on Form 424A on January 14, 2008. We received $15,000 in the form of bank drafts as payment for the underlying securities, which securities were subscribed for at a price of $0.02 per share and were subsequently issued on June 16, 2008. On September 24, 2009, we secured $450,000 in a loan from our founder and president, which loan was subsequently repaid on May 31, 2011.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2012 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly scale back operations both of which may affect our ability to continue as a going concern.

Additional Disclosure of Outstanding Share Data

As of February 22, 2012, we had 62,000,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this annual report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this annual report and also please refer to our annual reports on Form SB-2 for the year ended October 31, 2007 and on Form 10-K for the years ended October 31, 2008, 2009 and 2010, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the year ended October 31, 2011.

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

Our financial statements for the fiscal year ended October 31, 2011 immediately follow:

KUNEKT CORPORATION

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

October 31, 2011 and 2010 and
From Inception on October 1, 2007 Through October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Kunekt Corporation

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Kunekt Corporation (A Development Stage Company) as of October 31, 2011 and 2010, and the related statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended, and from inception on October 1, 2007 through October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kunekt Corporation (A Development Stage Company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from inception on October 1, 2007 through October 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 27, 2012

KUNEKT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

ASSETS
October 31, 2011		October 31, 2010

CURRENT ASSETS

Cash	$127,220	$387,150
Prepaid expenses	8,603	98

Total Current Assets	135,823	387,248

OTHER ASSETS

Security deposits	4,198	-
Trust account	15,409	-

Total Other Assets	19,607	-

TOTAL ASSETS	$155,430	$387,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

October 31, 2011		October 31, 2010

CURRENT LIABILITIES

Accounts payable	$7,494	$13,446
Income tax payable	38,845	-
Notes payable – related party (Note 2)	2,455	52,064
Accrued interest on note – related party (Note 2)	8,978	7,083
Loans payable – related party (Note 2)	-	450,000
Accrued interest on loan – related party (Note 2)	42,331	30,711
Accrued wages – related party (Note 2)	69,575	55,575

Total Current Liabilities	169,678	608,879

TOTAL LIABILITIES	169,678	608,879

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 issued and outstanding	62,000	62,000
Additional paid-in capital (Note 2)	(35,518)	(35,518)
Deficit accumulated during the development stage	(40,730)	(272,646)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	-	24,533

Total Stockholders’ Equity (Deficit)	(14,248)	(221,631)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$155,430	$387,248

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Year Ended October 31,2011	For the Year Ended October 31,2010	From Inception on October 1, 2007 Through October 31, 2011

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	364,655	44,933	472,429
Officer wages	52,750	35,550	108,325
Incorporation costs	4,021	-	5,164
Write-off of impaired Patent (Note 3)	-	31,048	31,048
General and administrative	125,860	8,820	169,773

Total Expenses	547,286	120,351	786,739

OPERATING LOSS	(547,286)	(120,351)	(786,739)

OTHER INCOME (EXPENSE)

Gain on settlement of debt	794,123	-	794,123
Realized gain (loss) on foreign exchange calculations	37,446	2,051	39,497
Interest income	4	4,032	4,036
Interest expense	(13,526)	(30,950)	(52,802)

Total Other Income (Expense)	818,047	(24,867)	784,854

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	270,761	(145,218)	(1,885)

Income tax expense	(38,845)	-	(38,845)

NET INCOME (LOSS)	$231,916	$(145,218)	$(40,730)

Other comprehensive income (loss) - Foreign currency translation adjustments	-	22,467	-

COMPREHENSIVE INCOME (LOSS)	$231,916	$(122,751)	$(40,730)

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	62,000,000	62,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stage	Loss	Total

Balance, October 1, 2007 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	400,000,000	400,000	(390,000)	-	-	10,000

Net loss for the period ended October 31, 2007	-	-	-	(5,740)	-	(5,740)

Balance, October 31, 2007	400,000,000	400,000	(390,000)	(5,740)	-	(4,260)

Common stock issued for cash at $0.02 per share (Note 4)	30,000,000	30,000	(15,000)	-	-	15,000

Net loss for the period ended October 31, 2008	-	-	-	(49,588)	-	(49,588)

Balance, October 31, 2008	430,000,000	430,000	(405,000)	(55,328)	-	(30,328)

Imputed Interest on Related Party Notes Payable (Note 2)	-	-	1,482	-	-	1,482

Net loss for the period ended October 31, 2009	-	-	-	(72,100)	-	(72,100)

Foreign currency translation adjustment	-	-	-	-	2,066	2,066

Balance, October 31, 2009	430,000,000	430,000	(403,518)	(127,428)	2,066	(98,880)

Cancellation of shares at April 19, 2010	(368,000,000)	(368,000)	368,000	-	-	-

Net loss for the period ended October 31, 2010	-	-	-	(145,218)	-	(145,218)

Foreign currency translation adjustment	-	-	-	-	22,467	22,467

Balance, October 31, 2009	62,000,000	62,000	(35,518)	(272,646)	24,533	(221,631)

Net loss for the period ended October 31, 2011	-	-	-	231,916	-	231,916

Foreign currency translation adjustment	-	-	-	-	(24,533)	(24,533)

Balance, October 31, 2011	62,000,000	$62,000	$(35,518)	$(40,730)	$-	$(14,248)

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2011	For the Year Ended October 31, 2010	From Inception on October 1, 2007 Through October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$231,916	$(145,218)	$(40,730)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	(794,123)	-	(794,123)
Contribution of imputed interest	-		1,482
Write-off of impaired Patent (Note 3)	-	31,048	31,048
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	(224,505)	-	(224,603)
(Increase) decrease in other current assets	(19,607)	-	(19,607)
(Decrease) increase in accounts payable	671	12,769	14,117
(Increase) increase in tax payable	38,845	-	38,845
Increase in accrued expenses – related party	27,515	66,499	120,884
Stock subscriptions payable	37,500	-	37,500

Net Cash Used by Operating Activities	(701,788)	(34,902)	(835,187)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent costs	-	-	(31,048)
Net Cash Provided by (Used by) Investing Activities	-	-	(31,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party notes	58,043	40,974	238,754
Payments on related party notes	(107,652)	(93,487)	(236,299)
Proceeds from related party loans	-	-	450,000
Payments on related party loans	(450,000)	-	(450,000)
Payments on notes payable	(784,000)	-	(784,000)
Cash for stock subscription	1,750,000	-	1,750,000

Net Cash Provided by (Used by) Financing Activities	(466,391)	52,213	993,455

Foreign exchange effect on cash	(24,533)	22,467	-

INCREASE (DECREASE) IN CASH	(259,930)	(64,948)	127,220

CASH AT BEGINNING OF THE PERIOD	387,150	452,098	-

CASH AT END OF THE PERIOD	$127,220	$387,150	$127,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for patents	$-	$3,730	$31,048

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31.  The Company is a development-stage company which was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “Kunekt Card”) and related services that the Company was developing. On September 3, 2010 the Company abandoned its patent application after receiving a final Office Action from the United States Patent and Trademark Office declining the patent application. On December 2, 2010 the Company announced that it is shifting is primary focus to designing, building and marketing mobile phones, smartphones and tablets. On June 29, 2011, the Company announced that it was planning to sell its assets as outlined in “Item 1 – Business, Corporate Development, Transaction with AMS-INT” on page 5 of its most recent annual report on Form 10-K.

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

October 31, 2011

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

October 31, 2011

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

m.

Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

For the Year Ended October 31, 2011		For the Year Ended October 31, 2010

Net income (loss)	$231,916	$(145,218)

Other comprehensive income (loss) Foreign currency translation adjustment	-	22,467

Comprehensive income (loss)	231,916	(122,751)

Weighted average number of shares outstanding	62,000,000	62,000,000

Net income (loss) per share	$0.00	$(0.00)

Net income (loss) per share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding.

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

October 31, 2011

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

Net deferred tax assets and liabilities consist of the following components as of October 31:

	2011	2010
Deferred tax assets:
NOL carryover	$-	$77,139

Accrued Liabilities	41,100	-
Book Foreign Exchange Gain	-	697

Deferred tax liabilities:
Valuation allowance	(41,100)	(77,836)

Net deferred tax assets and liabilities	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 27.25% to pretax income from continuing operations for the years ended October 31, 2011 and October 31, 2010 due to the following:

	2011	2010

Book income (loss)	73,783	(49,374)

Related party accruals	7,497	6,024

Meals and entertainment	35	4

NOL carryforward	42,470	-

Valuation allowance	-	43,346

	$38,845	$-

At October 31, 2011, the Company had no net operating loss carryforwards. The Company had a tax liability of approximately $38,845 that was recorded for 2011.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Common Stock

On October 15, 2007, corporate officer Mark Bruk acquired 400,000,000 shares of the Company’s common stock at a price of $0.000025 per share, or $10,000, which shares represented 93% of the 430,000,000 issued and outstanding common stock of the Company.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

NOTE 2 -

RELATED PARTY TRANSACTIONS (CONTINUED)

Common Stock (continued)

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

Accrued Expenses

For the twelve months ended October 31, 2011, the Company paid $38,750 and accrued $14,000 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 500 hours during the period at a rate of $25 per hour and approximately 1,006 hours during the period at a rate of $40 per hour. For the twelve months ended October 31, 2010, the Company accrued $35,550 in wages payable to Mark Bruk, which represents having worked 1,422 hours during the period at a rate of $25 per hour.

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

As of October 31, 2011, the Company had a note payable to an officer totalling $2,455. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $216,537. The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance on a last-in, first-out basis for new funds and payments at the rate of 4.0% per annum.  The Company has repaid $245,131 of this note as of October 31, 2011.  Accrued interest payable on the note totals $8,978 at October 31, 2011.

Loan Payable and Accrued Interest

As of October 31, 2011, the Company had fully repaid a $450,000 loan from Mark Bruk, its president, treasurer and sole director, and had accrued interest payable on the loan totaling $42,331.

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

October 31, 2011

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at October 31, 2011, the Company has not yet achieved profitable operations and had an accumulated deficit of $40,730 since incorporation and due to the forgiveness of a debt by a third-party debtor to the Company, incurred a net income for the year ended October 31, 2011 totalling $246,228. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $100,000 to fund ongoing operations and working capital requirements through October 31, 2012. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

October 31, 2011

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

Stock Payable/Gain Transactions

Pursuant to a share subscription agreement (the “Share Subscription Agreement”) entered into between the Company and a subscriber (the “Subscriber”), the Subscriber transferred $1,750,000 (the “Advance”) to the Company as an interest free loan and as consideration for the issuance of 1,223,777 common shares in the capital of the Company (each, a “Company’s Share”) at a price of $1.43 per Company’s Share. Due to a temporary cease trade order issued by the British Columbia Securities Commission prohibiting the trading in the securities of the Company, the Company was unable to close the transactions contemplated by the Share Subscription Agreement, including the issuance of any Company’s Shares to the Subscriber. On June 29, 2011, the Company, the Subscriber, and AMS entered into a cancellation and debt forgiveness agreement (the “Cancellation and Debt Forgiveness Agreement”), whereby the Advance made by the Subscriber to the Company was forgiven in exchange for (i) the payment of $784,000 from the Company to the Subscriber, and (ii) the assignment of a promissory note issued by AMS to the Company in the amount of $216,000 to the Subscriber. The remaining balance of $750,000 was forgiven and cancelled by the Subscriber as part of the Cancellation and Debt Forgiveness Agreement. The Company recorded this amount as a gain on settlement of debt on its financial statements.

On or about June 17, 2011, the Company settled an outstanding account payable with King & Spalding LLP, its patent lawyers, such that the Company was forgiven $6,600. The Company recorded this amount as a gain on settlement of debt on its financial statements.

The Company also reversed a $37,500 investor relations accrual that was to be settled through issuance of stock.  The Company recorded this amount as a gain on settlement of debt on its financial statements.

Commitments and Contingencies – Temporary Cease Trade Order

On February 28, 2011, the British Columbia Securities Commission (the “BCSC”) issued a temporary Halt Trade Order (the “HTO”) against the Company. The HTO was renewed on March 3, 2011 and expired on March 8, 2011. However, on March 8, 2011, the Executive Director of the BCSC issued a Temporary Order and Notice of Hearing (the “CTO”) in the Province of British Columbia, Canada. As of February 22, 2012, the CTO has not been revoked. The CTO prohibits the trading in the securities of the Company. The Company has made no commitments or contingencies regarding this matter.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

NOTE 6 -

SUBSEQUENT EVENTS

On January 19, 2012, Kunekt entered into an amended master agreement (the “Amended Master Agreement”) with all the parties to the Master Agreement, whereby the parties agreed that they have been unable to close the Yue Share Exchange Agreement and Li Share Exchange Agreement (collectively, the “Share Exchange Agreements”) and therefore wish to update the Share Exchange Agreements, the License Agreement and Registration Rights Agreement to reflect the delay in closing, as follows:

Share Exchange Agreements

•

The Yu Share Exchange Agreement is hereby amended as follows:

o

section 1.1(s) is hereby amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

o

section 1.1(vv) is hereby amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

o

section 2.2(b) is hereby amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

•

The Li Share Exchange Agreement is hereby amended as follows:

o

section 1.1(s) is hereby amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

o

section 1.1(vv) is hereby amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

o

section 2.2(b) is hereby amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

Registration Rights

•

Section 1.1(f) of the Registration Rights Agreement is hereby amended by deleting the reference to “June 30, 2011” as set out in the definition of “Effectiveness Date” and replacing it with “December 31, 2011”.

License Agreement

•

Section 1.3 of the License Agreement is hereby deleted and replaced with the following:

Term.  The Licence will commence as of the Effective Date and subject to earlier termination pursuant to the terms of this Agreement, will expire upon the earlier of: (a) one year from the Effective Date; (b) the closing of the Asset Purchase Agreement between the Licensor and Ya Zhu Silk, Inc. referenced in the Master Amending Agreement; or (c) such other date as is mutually agreed to by the parties hereto.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2011 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. Management did not find any errors and therefore was not required to correct any errors prior to the release of our Company’s October 31, 2011 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the fourth quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B      Other Information

There was no information to be disclosed in a current report on Form 8-K during the fourth quarter ended October 31, 2011 that was not previously reported.

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

Name and Residence	Position Held with the Company	Age	Date First Elected or Appointed
Mark Bruk (1) British Columbia, Canada	President, Treasurer, Director	53	October 1, 2007

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

Conflicts of Interest

At the present time, we do not foresee any direct conflict of interest between Mr. Bruk's other business interests and his involvement in our company. His primary interest is not our company and he devotes approximately 25-40 hours per fiscal quarter to our operations and is prepared to devote more time as may be required.

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

Directorships

Mark Bruk is a not a director of any other public company.

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

Item 11      Executive Compensation

The following table sets forth the compensation paid during the fiscal years ended on October 31, 2011, 2010, 2009, 2008 and 2007. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officer up to October 31, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Bruk President, Treasurer and Director	2011 2010	52,750 35,550	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	52,750 35,550

We did not pay any other salaries in 2011. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

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

Employment Agreements

At present, we have no employees other than our current president, treasurer and director, Mark Bruk. We have made provisions for paying cash and/or non-cash compensation to our president, treasurer and director, Mark Bruk. Effective as of October 1, 2007, we agreed to pay Mr. Bruk a professional services’ fee of $25 per hour for time spent on our business. On January 15, 2011, we agreed to pay Mr. Bruk a professional services’ fee of $7,000 per month (or approximately $40 per hour) for time spent on our business. On June 30, 2011, due to a reduction in hour required for the business of the company, we agreed to cease paying a monthly fee and agreed to pay $40 per hour for time spent on our business. Mr. Bruk agreed to have any monies owing to him in relation to his services be considered a loan to our company. Mr. Bruk’s fee accrues each month and is added to any outstanding loan amount. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with Mr. Bruk, or enter into employment agreements with future key staff members.

Director Compensation

Our sole director is not compensated by us for acting as such and we did not compensate our sole director for acting as such during the fiscal year ended October 31, 2011.

Item 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have set forth in the following table certain information regarding the shares of our common stock beneficially owned on February 22, 2012 for (i) each stockholder we know to be the beneficial owner of 5% or more of the shares of our common stock, (ii) each of our company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of February 22, 2012, we had 62,000,000 shares of our common stock issued and outstanding. Accordingly, 62,000,000 shares are entitled to one (1) vote per share at any meeting of shareholders.

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

(2)       Percentage based on 62,000,000 shares of common stock outstanding on February 22, 2012.

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

Effective as of November 1, 2008, we did not repay the previous shareholder loan and we entered into a subsequent shareholder loan agreement with Mr. Bruk, whereby Mr. Bruk agreed to continue to loan us funds, as required, to operate our business. The term of the loan is indefinite, and the loan can be repaid at any time, in part or in full. There are no interest payments during the life of the loan, but the repayment amount will include all interest that accrues while the loan is outstanding. The interest rate on the loan is 4.0% and will accrue annually. For the purpose of calculating interest owing on the outstanding loan amount, the outstanding loan amount will be recalculated at the end of each month, until the loan is fully repaid, taking into account any (i) new funds loaned to us by Mr. Bruk, and (ii) payments to Mr. Bruk by us, which payments will be applied on a last-in, first-out basis. On a combined basis, the largest aggregate amount of principal outstanding since inception on October 1, 2007 was $52,064, which was the amount outstanding at October 31, 2010, and the amount outstanding at October 31, 2011 was $2,455. The amount of principal paid since inception on October 1, 2007 is $245,131 the amount of interest paid since inception on October 1, 2007 is nil and the amount of interest payable at October 31, 2011 is $8,978.

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

On September 24, 2009, we entered into a loan agreement with Mark Bruk our president for $450,000, which loan was repaid in full on May 31, 2011. The promissory note carried interest at the Fed (U.S.) prime rate, which is currently 3.25%, and is secured by the Company’s assets and payable on demand. The amount outstanding at October 31, 2011 was nil, and the amount of interest payable at October 31, 2011 was $42,331. During our fiscal year ended October 31, 2009, the stated interest rate on the promissory note was reviewed and imputed interest was calculated for a market rate of 6.5%, resulting in an Additional Paid in Capital contribution of $1,482.

We have entered into various transactions with Mark Bruk in connection with the acquisition of AMS. Please see the discussion under the heading “Transactions with AMS” for details regarding those agreements.

Director Independence

Our sole director, Mark Bruk, is not independent because he is an officer of our company. The determination of independence of a director has been made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14      Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended October 31, 2011 and 2010 for professional services rendered by HJ & Associates, LLC, Certified Public Accountants, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by HJ & Associates, LLC, Certified Public Accountants, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2011	2010
Audit Fees	$17,800	$16,455
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$17,800	$16,455

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
10.11

Amending Agreement dated March 31, 2011 among Kunekt Corporation, AMS-INT Asia Limited, Ferngrui Yue and Guangzhou Xingwei Communications Technology Ltd. Inc. (incorporated by reference from our Form 8-K filed on April 11, 2011)

10.12

Amending Agreement dated March 31, 2011 among Kunekt Corporation, AMS-INT Asia Limited, Matt Li and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (incorporated by reference from our Form 8-K filed on April 11, 2011)

10.13	Return to Treasury Agreement dated March 31, 2011 between Kunekt Corporation and Mark Bruk. (incorporated by reference from our Form 8-K filed on April 11, 2011)
10.14	Share Vesting and Repurchase Option Agreement dated March 31, 2011 between Kunekt Corporation and Ferngrui Yue. (incorporated by reference from our Form 8-K filed on April 11, 2011)
10.15	Share Vesting and Repurchase Option Agreement dated March 31, 2011 between Kunekt Corporation and Matt Li. (incorporated by reference from our Form 8-K filed on April 11, 2011)
10.16	Share Vesting and Repurchase Option Agreement dated March 31, 2011 between Kunekt Corporation and Mark Bruk. (incorporated by reference from our Form 8-K filed on April 11, 2011)
10.17

Exclusive Distribution and Sales Agency Agreement dated for reference March 24, 2011 between Kunekt Corporation and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (incorporated by reference from our Form 8-K filed on April 11, 2011)

10.18

Exclusive Distribution and Sales Agency Agreement dated for reference March 17, 2011 between Kunekt Corporation and Easlink Info Ltd. (incorporated by reference from our Form 8-K filed on April 11, 2011)

10.19

Exclusive Distribution and Sales Agency Agreement dated for reference March 27, 2011 between Kunekt Corporation and Guangzhou Xingwei Communications Technology Ltd. Inc. (incorporated by reference from our Form 8-K filed on April 11, 2011)

10.20

Master Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.21	Non-exclusive Trademark License Agreement with AMS-INT Asia Limited. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)
10.22	Asset Purchase Agreement with Ya Zhu Silk, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)
10.23

Registration Rights Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.24*

Amended Master Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK BRUK	President, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	February 27, 2012