Form 10-Q
period 2012-01-31
KUNEKT CORP
filed 2012-04-12
CIK 1419177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,000,000 shares of common stock, par value $0.001, as of April 13, 2012.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

KUNEKT CORPORATION AND SUBSIDIARY

JANUARY 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I

Item 1

Interim Consolidated Financial Statements – Unaudited

The accompanying unaudited interim consolidated financial statements of Kunekt Corporation (“Kunekt”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Kunekt’s Annual Report on Form 10-K as filed with the SEC (the “Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012 (Unaudited) and October 31, 2011

Consolidated Balance Sheets (unaudited)	5
Consolidated Statements of Operations and Other Comprehensive Income (Loss) (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Notes to Financial Statements	8 thru 14

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
January 31, 2012		October 31, 2011
	(Unaudited)
CURRENT ASSETS

Cash	$113,891	$127,220
Prepaid expenses	4,302	8,603

Total Current Assets	118,193	135,823

OTHER ASSETS

Security Deposits	4,198	4,198
Trust Account	15,409	15,409

Total Other Assets	19,607	19,607

TOTAL ASSETS	$137,800	$155,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

January 31, 2012		October 31, 2011
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$6,874	$7,494
Income tax payable	38,845	38,845
Notes payable – related party (Note 3)	1,420	2,455
Accrued interest – related party (Note 3)	8,978	8,978
Loans payable – related party (Note 3)	-	-
Accrued interest on loan – related party (Note 3)	42,331	42,331
Accrued wages – related party (Note 3)	69,575	69,575

Total Current Liabilities	168,023	169,678

TOTAL LIABILITIES	168,023	169,678

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital	(35,518)	(35,518)
Earnings (deficit) accumulated during the development stage	(56,705)	(40,730)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	-	-

Total Stockholders’ Equity (Deficit)	(30,223)	(14,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$137,800	$155,430

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2012	2011	January 31, 2012

REVENUE	$-	$-	$-

EXPENSES

Professional and legal fees	7,469	59,567	479,898
Officer wages	-	16,250	108,325
Incorporation costs	-	-	5,164
Write-off impaired patent	-	-	31,048
General and administrative	8,569	10,378	178,342

Total Expenses	16,038	86,195	802,777

OPERATING INCOME (LOSS)	(16,038)	(86,195)	(802,777)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-	794,123
Realized gain (loss) on foreign exchange calculations	63	8,218	39,560
Interest income	-	-	4,036
Interest (expense)	-	(7,927)	(52,802)

Total Other Income (Expenses)	63	291	784,917

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(15,975)	(85,904)	(17,860)

Income tax expense	-	-	(38,845)

NET INCOME (LOSS)	(15,975)	(85,904)	(56,705)

Other comprehensive income (loss)
- Foreign currency translation adjustments	-	(2,378)	-

COMPREHENSIVE INCOME (LOSS)	$(15,975)	$(88,282)	$(56,705)

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	62,000,000

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,		From Inception on October 1, 2007 Through
	2012	2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(15,975)	$(85,904)	$(56,705)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	-	-	(794,123)
Contribution of imputed interest	-	-	1,482
Write-off of impaired patent	-	-	31,048
Changes in assets and liabilities:	-	-
(Increase) decrease in prepaid assets	4,302	(81,005)	(220,302)
(Increase) decrease in other current assets	-	-	(19,607)
(Decrease) increase in accounts payable	(620)	15,116	134,380
(Decrease) increase in tax payable	-	-	38,845
(Decrease) increase in accrued expenses – related party	-	24,177	-
Stock subscriptions payable	-	-	37,500

Net Cash Used by (Provided by) Operating Activities	(12,293)	(127,616)	(847,482)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent costs	-	-	(31,048)
Net Cash Provided by (Used by) Investing Activities	-	-	(31,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party notes	1,420	20,264	237,718
Payments on related party notes	(2,456)	-	(236,297)
Proceeds from related party loans	-	-	450,000
Payments on related party loans	-	-	(450,000)
Payments on notes payable	-	-	(784,000)
Cash for stock subscription	-	-	1,750,000

Net Cash Provided (Used) by Financing Activities	(1,036)	20,264	992,421

Foreign exchange effect on cash	-	(2,378)	-

INCREASE (DECREASE) IN CASH	(13,329)	(109,730)	113,891

CASH AT BEGINNING OF PERIOD	127,220	387,150	-

CASH AT END OF PERIOD	$113,891	$277,420	$113,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

NOTE 1 -

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation and Subsidiary (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent consolidated audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Consolidated operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

NOTE 2 -

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

l.

Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the three months ended January 31
	2012	2011

Net income (loss)	$(15,975)	$(85,904)

Weighted average number of shares outstanding	62,000,000	62,000,000

Net income (loss) per share	$(0.00)	$(0.00)

Net income (loss) per share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding.

m.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, and its 100% owned subsidiary: Kunekt Corporation Limited.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 -

RELATED PARTY TRANSACTIONS

Accrued Expenses

For the three months ended January 31, 2012, the Company accrued no wages to Mark Bruk, its president, treasurer and sole director, as there was minimal work done for the Company.

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

As of January 31, 2012, Mr. Bruk has advanced the Company $1,420 as cash advances for the payment of general corporate expenses.

As of January 31, 2012, the Company had accrued interest payable on a previously repaid promissory note (loan) totaling $42,331 and accrued interest payable on a previously repaid note totaling $8,978.

NOTE 4 -

GOING CONCERN

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

NOTE 4 -

GOING CONCERN (CONTINUED)

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at January 31, 2012, the Company has not yet achieved profitable operations and had a deficit of $56,704 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $80,000 to fund ongoing operations and working capital requirements through October 31, 2012. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's financial statements have been properly prepared within the framework of the significant accounting policies as noted in "NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to these financial statements.

NOTE 5 -

EQUITY TRANSACTIONS

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

KUNEKT CORPORATION

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

NOTE 6 -

TRANSACTION WITH AMS-INT

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

NOTE 7 -

SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no additional subsequent events to be reported.

Item 2

Management’s Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

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

Over the next twelve months we estimate that we should need to spend approximately $68,000 on maintaining our status as a public fully-reporting company. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Apr 30, 2012	Jul 31, 2012	Oct 31, 2012	Jan 31, 2013
Officer Wages	$1,500	$1,500	$1,500	$1,500
Accounting	4,500	4,500	7,500	4,500
Legal	12,500	7,500	4,000	3,000
SEC and SEDAR Filings	1,500	1,500	1,500	1,500
General and Administrative	2,000	2,000	2,000	2,000
Total	$22,000	$17,000	$16,500	$12,500

Financial Condition, Liquidity and Capital Resources

At January 31, 2012, we had $113,891 cash on hand and in the bank compared to $277,420 in cash at January 31, 2011. At January 31, 2012, we had a working capital deficit of $49,830 compared to a working capital deficit of $309,913, at January 31, 2011. This decrease in working capital deficit was primarily the result of reduced activity in the company’s operations.

At January 31, 2012, we had total assets of $137,800 consisting of cash of $113,891, prepaid expenses of $4,302, $4,198 in security deposits, and trust account of $15,409. Our total assets at January 31, 2011 were $358,523 consisting of cash of $227,420, prepaid expenses of $81,103, $0 in security deposits, and trust account of $0. This change is primarily the result of repaying the $450,000 loan from our president.

At January 31, 2012, our total liabilities were $168,022, consisting of accrued interest, on a previously outstanding loan, to our principle executive officer of 42,331, accrued interest, on a previously outstanding note, to our principle executive officer of 8,978, and a note payable to our principle executive officer of $1,419, accrued wages payable to our principle executive officer of $69,575, income tax payable of $38,845 and accounts payable of $6,874. Our total liabilities at January 31, 2011 were $668,436, consisting of a loan and accrued interest to our principle executive officer of $488,079, a note payable and accrued interest to our principle executive officer of $79,970, accrued wages payable to our principle executive officer of $71,825, income tax payable of $0 and accounts payable of $28,562.

For the year ended January 31, 2012, net cash used by operating activities was $12,293, net cash used by investment activities was $0, net cash used by financing activities was $1,036. For the year ended January 31, 2011, net cash used by operating activities was $127,616, net cash used by investment activities was $0, net cash provided by financing activities was $20,264.

We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be $68,000 to maintain our corporate existence and status as a reporting issuer. Our current cash on hand are just adequate enough for the next twelve months. We may require additional financing in order to maintain our corporate existence and status as a reporting issuer. If required, we intend to raise additional capital through future debt or equity financing.

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

Our auditors have issued a "going concern" opinion on our October 31, 2011 financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next one year unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated. Accordingly, we must raise cash from sources other than revenues. Our only source for cash at this time is investments by our president, treasurer and sole director. We must raise cash to implement our business strategy and stay in business. On September 24, 2009, we raised $450,000 in a loan from our founder, which loan was subsequently repaid on May 31, 2011, and we have used up $15,000 we raised through initial public offering of shares of our common stock, therefore our president, treasurer and sole director will need to make additional financial commitments to our company and/or we will need to raise additional capital through future debt or equity financing.

Results of Operations

	For the three months ended January 31
	2012	2011
Revenue	$-	$-
Operating Expenses	(16,038)	(86,195)
Net Income (Loss)	(15,975)	(85,904)

Our operating expenses consist of professional and legal fees, investor and public relations fees, website development fees, stock transfer agent fees, officer wages, incorporation costs, and general and administrative expenses. General and administrative expenses consist of computer and internet expenses, office supplies, rents and travel expenses.

Professional and legal fees for the three-month period ended January 31, 2012 were $7,469 compared to $59,567 for the three-month period ended January 31, 2011. The decrease in professional fees was primarily attributable to the significant reduction in work done as a result of the anticipated sale of our assets to AMS-INT.

For the three-month period ended January 31, 2012 accounting fees were $25, auditing fees were $6,157, legal fees were $532, investor relations fees were $0, public relations fees were $87, stock transfer agent fees were $650, website development fees were $0, miscellaneous professional fees were $0 and consulting fees were $0, compared to $998, $6,408, $13,466, $8,600, $8,000, $850, $15,308, $1,950 and $1,047 respectively for the three-month period ended January 31, 2011. Officer wages for the three-month period ended January 31, 2012 were $0 compared to $16,250 for the three-month period ended January 31, 2011.

General and administrative expenses for the three-month period ended January 31, 2012 was $8,569 compared to $10,378 for the three-month period ended January 31, 2011. The decrease in general and administrative expenses was primarily attributable to the significant reduction in work done as a result of the anticipated sale of our assets to AMS-INT.

The following table shows a breakdown of material components of our general and administrative expenses, professional fees, officer’s wages and other expenses:

	For the three months ended January 31
	2012	2011
Accounting fees	$25	$998
Auditing fees	6,157	6,408
Legal fees	532	13,466
Investor relations fees	-	8,600
Public relations fees	87	8,000
Stock transfer agent fees	650	850
Website development fees	-	15,308
Miscellaneous professional fees	-	1,950
Consulting fees	-	1,047
General and administrative expenses	8,569	10,378
Officer wages	-	16,250

Financing Activities

Financing activities resulted in a net cash outflow of $1,036 for the three-month period ended January 31, 2012 compared to a net cash inflow of $20,264 for the three-month period ended January 31, 2011.

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

As of March 26, 2012, we had 62,000,000 shares of common stock issued and outstanding.

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

None.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of January 31, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being January 31, 2012.  Our President evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2012.

Based on that evaluation, our President concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses as disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2011. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the third quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred accumulative net loss of $56,705 for the period from October 1, 2007 (date of inception) to January 31, 2012 and we have had no revenue. As of January 31, 2012, we had a working capital deficit of $49,830. We anticipate our ongoing expenses over the next one year to be $68,000 for the one year period.  Mark Bruk, our president, treasurer and director, in addition to his investment in our common stock, has invested an additional $1,419 in our company and made a $450,000 loan to the company, which loan was subsequently repaid on May 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing, our business will fail, which will result in the complete loss of your investment.

Our current operating funds are not adequate enough for corporate existence over the next one year. Our cash balance as of January 31, 2012 is $113,891 and we had a working capital deficit of $49,830 and income tax payable of $38,845. We anticipate our ongoing expenses over the next one year to be $68,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer. If required, we intend to raise additional capital through future debt or equity financing.

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
10.23

Registration Rights Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk. (incorporated by reference from our Quarterly Report on Form 10-Q filed on September 19, 2011)

10.24

Amended Master Agreement with Ya Zhu Silk, Inc., AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk. (incorporated by reference from our Annual Report on Form 10-K filed on February 29, 2012)

(31)	Section 302 Certification
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification
32.1*	Section 906 Certification of Mark Bruk
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: April 13, 2012