Form 10-Q
period 2012-04-30
KUNEKT CORP
filed 2012-06-05
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,000,000 shares of common stock, par value $0.001, as of June 4, 2012.

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

KUNEKT CORPORATION AND SUBSIDIARY

APRIL 30, 2012 QUARTERLY REPORT ON FORM 10-Q

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012 (Unaudited) and October 31, 2011

Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 thru 14

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30, 2012	October 31, 2011
CURRENT ASSETS	(Unaudited)

Cash	$104,101	$127,220
Prepaid expenses	-	8,603

Total Current Assets	104,101	135,823

OTHER ASSETS

Security Deposit	3,096	4,198
Trust Account	15,409	15,409

Total Other Assets	18,505	19,607

TOTAL ASSETS	$122,606	$155,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	April 30, 2012	October 31, 2011
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$9,750	$7,494
Income tax payable	38,845	38,845
Notes payable – related party (Note 3)	8,386	2,455
Accrued interest on note– related party (Note 3)	9,051	8,978
Loan payable – related party (Note 3)	-	-
Accrued interest on loan – related party (Note 3)	42,331	42,331
Accrued wages – related party (Note 3)	69,825	69,575

Total Current Liabilities	178,188	169,678

TOTAL LIABILITIES	178,188	169,678

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital	(35,518)	(35,518)
Deficit accumulated during the development stage	(82,064)	(40,730)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	-	-

Total Stockholders’ Equity (Deficit)	(55,582)	(14,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122,606	$155,430

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2012	2011	2012	2011	April 30, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	18,163	226,345	25,632	285,912	498,061
Officer wages	825	21,000	825	37,250	109,150
Incorporation costs	-	4,021	-	4,021	5,164
Write-off of impaired Patent (Note 3)	-	-	-	-	31,048
General and administrative	6,284	67,143	14,853	77,521	184,626
Total Expenses	25,272	318,509	41,310	404,704	828,049
OPERATING LOSS	(25,272)	(318,509)	(41,310)	(404,704)	(828,049)

OTHER EXPENSE

Gain on settlement of debt	-	-	-	-	794,123
Realized gain (loss) on foreign exchange calculations	(14)	25,905	49	34,123	39,546
Interest income	-	-	-	-	4,036
Interest expense	(73)	(4,685)	(73)	(12,612)	(52,875)
Total Other Expense	(87)	21,220	(24)	21,511	784,830

LOSS BEFORE INCOME TAX EXPENSE	(25,359)	(297,289)	(41,334)	(383,193)	(43,219)

Income tax expense	-	-	-	-	(38,845)
NET LOSS	(25,359)	(297,289)	(41,334)	(383,193)	(82,064)

Other comprehensive income (loss)
- Foreign currency translation adjustments	-	(21,152)	-	(23,530)	-

COMPREHENSIVE LOSS	$(25,359)	$(318,441)	$(41,334)	$(406,723)	$(82,064)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	62,000,000	62,000,000	62,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,		From Inception on October 1, 2007 Through
	2012	2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(41,334)	$(383,193)	$(82,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	-	-	(794,123)
Contribution of imputed interest	-	-	1,482
Write-off of impaired patent	-	-	31,048
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	8,603	(5,248)	(216,000)
(Increase) decrease in other current assets	1,102	(216,228)	(18,505)
Stock subscription payable	-	-	37,500
Cash for stock subscription received in advance	-	1,750,000	-
(Increase) decrease in tax payable	-	-	38,845
(Decrease) increase in accounts payable	2,256	22,092	16,373
Increase in accrued expenses – related party	323	49,863	121,207
Increase in accrued expenses – non related party	-	37,500	-

Net Cash Provided (Used) by Operating Activities	(29,050)	1,254,786	(864,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent cost	-	-	(31,048)
Net Cash Provided (Used) by Operating Activities	-	-	(31,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Payments on related party loans	-	(386,000)	(450,000)
Proceeds from related party notes	5,931	39,106	244,872
Payments on related party notes	-	-	(236,486)
Payments on notes payable	-	(375)	(784,000)
Cash for stock subscription	-	-	1,750,000

Net Cash Provided (Used) by Financing Activities	5,931	(347,269)	999,386

Foreign exchange effect on cash	-	(23,530)	-

INCREASE (DECREASE) IN CASH	(23,119)	883,987	104,101

CASH AT BEGINNING OF PERIOD	127,220	387,150	-

CASH AT END OF PERIOD	$104,101	$1,271,137	$104,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

NOTE 1 -

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation and Subsidiary (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent consolidated audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Consolidated operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

NOTE 2 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Organization

The Company was incorporated in the State of Nevada as a for-profit company on October 1, 2007 and established a fiscal year end of October 31. The Company is a development-stage company that was originally organized to enter into the financial account card market with a proprietary patent pending financial account card product (the “Kunekt Card”) and related services that the Company was developing. On September 3, 2010 the Company abandoned its patent application after receiving a final Office Action from the United States Patent and Trademark Office declining the patent application. On December 2, 2010 the Company announced that it is shifting its primary focus to designing, building and marketing mobile phones, smartphones and tablets. On June 29, 2011 the Company announced that it was planning to sell its assets as outlined in “Item 1 – Business, Corporate Development, Transaction with AMS-INT” on page 5 of its most recent annual report on Form 10-K.

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

April 30, 2012

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

April 30, 2012

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

Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2012	2011	2012	2011

Net loss	$(25,359)	$(297,289)	$(41,334)	$(383,193)

Weighted average number of shares outstanding	62,000,000	62,000,000	62,000,000	62,000,000

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

NOTE 3 -

RELATED PARTY TRANSACTIONS

Officer Wages

For the six months ended April 30, 2012, the Company recorded $825 in officer wages to Mark Bruk, its president, treasurer and sole director, which represents having worked 33 hours during the period at a rate of $25 per hour.

Accrued Expenses

For the six months ended April 30, 2012, the Company accrued $250 of the $825 in officer wages, and paid the balance of $575 to Mark Bruk, its president, treasurer and sole director, which represents having worked 33 hours at a rate of $25 per hour.

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

As of April 30, 2012, the Company had a note payable to an officer totalling $8,386. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $225,770. The Company has repaid $248,432 of this note as of April 30, 2012. Accrued interest payable on the note totals $9,051 at April 30, 2012.

Loan Payable and Accrued Interest

As of April 30, 2012, the Company had fully repaid a $450,000 loan from Mr. Bruk, its president, treasurer and sole director, and had accrued interest payable on the loan totaling $42,331.

NOTE 4 -

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital, and a deficit in stockholders’ equity. All of these items raise substantial doubt about its ability to continue as a going concern.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

NOTE 4 -

GOING CONCERN (CONTINUED)

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at April 30, 2012, the Company has not yet achieved profitable operations and had a deficit of $82,064 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through April 30, 2013. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

Realizable values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s financial statements have been properly prepared within the framework of the significant accounting policies as noted in “NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to these financial statements.

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

April 30, 2012

NOTE 5 -

EQUITY TRANSACTIONS (CONTINUED)

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

°

section 1.1(s) is hereby amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

°

section 1.1(vv) is hereby amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

°

section 2.2(b) is hereby amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

•

The Li Share Exchange Agreement is hereby amended as follows:

°

section 1.1(s) is hereby amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

°

section 1.1(vv) is hereby amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

°

section 2.2(b) is hereby amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

NOTE 6 -

TRANSACTION WITH AMS-INT (CONTINUED)

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

NOTE 7 -SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

•

section 1.1(s) was amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

•

section 1.1(vv) was amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

•

section 2.2(b) was amended by deleting the reference to “September 30, 2011” and replacing it with “March 31, 2012”.

•

The Li Share Exchange Agreement was amended as follows:

•

section 1.1(s) was amended by deleting the reference to “April 1, 2011 to December 31, 2011” as set out in the definition of “First Period” and replacing it with “October 31, 2011 to June 30, 2012”;

•

section 1.1(vv) was amended by deleting the reference to “April 1, 2011 to March 31, 2011” as set out in the definition of “Second Period” and replacing it with “October 31, 2011 to September 30, 2012”; and

•

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

New Business

In anticipation of completing the sale of our assets as outlined in this “Item 2 – Company Overview, Transaction with AMS-INT” on page 16, we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Over the next twelve months we estimate that we should need to spend approximately $60,000 on maintaining our status as a public fully-reporting company. The following is a breakdown of our anticipated expenses over the next four quarters.

Quarter Ended	Jul 31, 2012	Oct 31, 2012	Jan 31, 2013	Apr 30, 2013
Officer Wages	$1,500	$1,500	$1,500	$1,500
Accounting	4,500	7,500	4,500	4,500
Legal	7,500	4,000	4,000	3,000
SEC and SEDAR Fillings	1,500	1,500	1,500	1,500
General and Administrative	2,500	2,000	2,000	2,000
Total	$17,500	$16,500	$13,500	$12,500

Financial Condition, Liquidity and Capital Resources

At April 30, 2012, we had $104,101 cash on hand and in the bank compared to $127,220 in cash at October 31, 2011. At April 30, 2012, we had a working capital deficit of $55,582 compared to working capital deficit of $14,248, at October 31, 2011. This increase in working capital deficit was primarily the result of increased activity in the company’s operations.

At April 30, 2012, we had total assets of $122,606, consisting of cash of $104,101, trust account of $15,409 and security deposits of $3,096. Our total assets at October 31, 2011 were $155,430 consisting of cash of $127,220, trust account of $15,409, prepaid expenses of $8,603, and security deposits of $4,198. This change is primarily the result of repaying the $450,000 loan from our president.

At April 30, 2012, our total liabilities were $178,188, consisting of accrued interest, on a previously outstanding loan payable, to our principle executive officer of $42,331, a note payable and accrued interest to our principle executive officer of $17,437, accrued wages payable to our principle executive officer of $69,825, income tax payable of $38,845 and accounts payable of $9,750. Our total liabilities at October 31, 2011 were $169,678, consisting of accrued interest, on a previously outstanding loan payable, to our principle executive officer of $42,331, a note payable and accrued interest to our principle executive officer of $11,433, accrued wages payable to our principle executive officer of $69,575, income tax payable of $38,845 and accounts payable of $7,494. For six-months ended April 30, 2012, net cash used by operating activities was $(29,050), net cash used by investment activities was $0, net cash provided by financing activities was $5,931, foreign exchange effect on cash was $0. For the six months ended April 30, 2011 net cash used by operating activities was $1,254,786, net cash used by investment activities was $0, net cash used by financing activities was $(347,269), foreign exchange effect on cash was $(23,530). The changes in cash used by operating activities between the six month periods ended April 30, 2011 and 2012 was due to decrease in operating activities during the six month period ended April 30, 2012 compared to that ended April 30, 2011. The change in financing activities between the six-month period ended April 30, 2012 and 2011 was due to the fact that during the six month period ended April 30, 2012, Mark Bruk, the President, made no payments related to the patent filing that was abandoned in September 2010, whereas there were such payments during the six-month period ended April 30, 2011. The amounts paid by Mark Bruk on behalf of our company are recorded as related party notes payable. We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

Management has estimated the cost over the next twelve months to be $60,000 to maintain our corporate existence and status as a reporting issuer. Our current cash on hand are just adequate enough for the next twelve months. We may require additional financing in order to maintain our corporate existence and status as a reporting issuer. If required, we intend to raise additional capital through future debt or equity financing.

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

Results of Operations

	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
Revenue	$-	$-
Operating Expenses	41,334	383,193
Net Income (Loss)	(41,334)	(383,193)

Our operating expenses consist of professional and legal fees, officer wages, interest expense, and general and administrative expenses. General and administrative expenses consist of office supplies, rent, trademarks, and travel expenses. Professional and legal fees for the six-month period ended April 30, 2012 were $25,632 compared to $285,912 for the six-month period ended April 31, 2011. For the six-month period ended April 30, 2012 accounting fees were $4,902, auditing fees were $14,234, legal fees were $2,475, stock transfer agent fees were $1,250 and miscellaneous professional fees (including Public relations $174),compared to the six-month period ended April 30, 2011 accounting fees were $2,284, auditing fees were $12,234, legal fees were $111,616 and miscellaneous professional fees (consulting $24,091, investor relations $71,900,miscellaneous $3,648, public relations $32,000, transfer agent $1,450 and web design $22,856). Officer wages for the six-month period ended April 30, 2012 were $825 compared to $37,250 for the six-month period ended April 30, 2011. During the six-month period ended April 30, 2012, accrued wages to Mark Bruk, president, increased by $250 compared to an increase of $37,250 in accrued wages for the six-month period ended April 30, 2011. For the six-month period ended April 30, 2012 interest expense was $73 compared to the six-month period ended April 30, 2011 interest expense was $12,612. General and administrative expenses for the six-month period ended April 30, 2012 were $14,854 compared to $77,521 for the six-month period ended April 30, 2011. The decrease in general and administrative expenses was primarily attributable to the significant reduction in work done as a result of the anticipated sale of our assets to AMS-INT.

The following table shows a breakdown of material components of our expenses:

	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
Accounting fees	$4,902	$2,248
Auditing fees	14,234	12,234
Interest expense	73	12,612
Consulting fees	-	24,091
Investor relations fees	-	71,900
Public relations fees	174	32,000
Website design	-	22,856
Legal fees	2,475	111,616
Stock transfer agent fees	1,250	1,450
Miscellaneous professional fees	-	26,504
General and administrative expenses	14,853	77,521
Officer wages	825	37,250

Financing Activities

Financing activities resulted in net cash inflow of $5,931 for the six-month period ended April 30, 2012 compared to net cash outflow of $347,269 for the six-month period ended April 30, 2011.

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

As of June 4, 2012, we had 62,000,000 shares of common stock issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this quarterly report. The United States Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this quarterly report and also please refer to our annual report on Form 10-K for the year ended October 31, 2011, for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

We did not make any material changes in or to our critical accounting policies during the six-month period ended April 30, 2012.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2011, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being January 31, 2011.  Our President evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the second quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $82,064 for the period from October 1, 2007 (date of inception) to April 30, 2012 and we have had no revenue. As of April 30, 2012, we had a working capital deficit of $55,582. We anticipate our ongoing expenses over the next one year to be $60,000 for the one year period.  Mark Bruk, our president, treasurer and director, in addition to his investment in our common stock, has invested an additional $8,386 in our company and made a $450,000 loan to the company, which loan was subsequently repaid on May 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing.

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

Our cash balance as of April 30, 2012 is $104,101. We anticipate our ongoing expenses over the next one year to be $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. At this time Management has not determined how we can raise additional capital through future debt or equity financing until the issuance by the British Columbia Securities Commission (the “BCSC”) of an order varying its temporary cease trade order issued against our company. At this time we do not anticipate that the BCSC will revoke or vary its temporary cease trade order in the near future.

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. Due to a temporary cease trade order issued by the British Columbia Securities Commission prohibiting the trading in the securities of the company, we were unable to close the transactions contemplated, including the issuance of any company’s shares to the subscriber. On June 29, 2011, we, the subscriber, and AMS-INT entered into a cancellation and debt forgiveness agreement, whereby the $1,750,000 advance made by the subscriber to the company was forgiven in exchange for (i) the payment of $784,000 from the company to the subscriber, and (ii) the assignment of a promissory note issued by AMS-INT to the company in the amount of $216,000 to the subscriber. The remaining balance of $750,000 was forgiven and cancelled by the subscriber. The company recorded this amount as a gain on settlement of debt on its financial statements.

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

On March 3, 2011, we accepted a subscription agreement with one subscriber for 1,223,777 of our common shares at a price of $1.43 per share for gross proceeds of $1,750,000, which the company received in full. We have not issued any shares in connection with this private placement. Due to a temporary cease trade order issued by the British Columbia Securities Commission prohibiting the trading in the securities of the company, we were unable to close the transactions contemplated, including the issuance of any company’s shares to the subscriber. On June 29, 2011, we, the subscriber, and AMS-INT entered into a cancellation and debt forgiveness agreement, whereby the $1,750,000 advance made by the subscriber to the company was forgiven in exchange for (i) the payment of $784,000 from the company to the subscriber, and (ii) the assignment of a promissory note issued by AMS-INT to the company in the amount of $216,000 to the subscriber. The remaining balance of $750,000 was forgiven and cancelled by the subscriber. The company recorded this amount as a gain on settlement of debt on its financial statements.

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

32
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

Dated: June 5, 2012