Form 10-Q
period 2012-07-31
KUNEKT CORP
filed 2012-09-19
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,000,000 shares of common stock, par value $0.001, as of September 19, 2012.

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

KUNEKT CORPORATION AND SUBSIDIARY

JULY 31, 2012 QUARTERLY REPORT ON FORM 10-Q

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

July 31, 2012 (Unaudited) and October 31, 2011

Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 thru 14

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31, 2012	October 31, 2011
CURRENT ASSETS	(Unaudited)

Cash	$90,014	$127,220
Prepaid expenses	-	8,603

Total Current Assets	90,014	135,823

OTHER ASSETS

Security Deposit	228	4,198
Trust Account	15,409	15,409

Total Other Assets	105,651	19,607

TOTAL ASSETS	$105,651	$155,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	July 31, 2012	October 31, 2011
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$5,731	$7,494
Income tax payable	59,101	38,845
Notes payable – related party (Note 3)	3,222	2,455
Accrued interest on note– related party (Note 3)	9,105	8,978
Loan payable – related party (Note 3)	-	-
Accrued interest on loan – related party (Note 3)	42,331	42,331
Accrued wages – related party (Note 3)	70,075	69,575
Accrued expenses	18,759	-

Total Current Liabilities	208,324	169,678

TOTAL LIABILITIES	208,324	169,678

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 65,000,000 shares authorized, 62,000,000 and 62,000,000 shares issued and outstanding, respectively	62,000	62,000
Additional paid-in capital	(35,518)	(35,518)
Deficit accumulated during the development stage	(129,155)	(40,730)
Accumulated other comprehensive income (loss) foreign currency translation adjustment	-	-

Total Stockholders’ Equity (Deficit)	(102,673)	(14,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$105,651	$155,430

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2012	2011	2012	2011	July 31, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Professional and legal fees	7,351	67,583	32,983	353,495	505,412
Officer wages	250	15,500	1,075	52,750	109,400
Incorporation costs	-	-	-	4,021	5,164
Write-off of impaired Patent (Note 3)	-	-	-	-	31,048
General and administrative	17,637	33,256	32,490	110,777	202,263
Total Expenses	25,238	116,339	66,548	521,043	853,287
OPERATING LOSS	(25,238)	(116,339)	(66,548)	(521,043)	(853,287)

OTHER EXPENSE

Gain on settlement of debt	-	794,123	-	794,123	794,123
Realized gain (loss) on foreign exchange calculations	10	3,178	59	37,301	39,556
Interest income	-	4	-	4	4,036
Interest expense	(1,607)	(906)	(1,680)	(13,518)	(54,482)
Total Other Expense	(1,597)	796,399	(1,621)	817,910	783,233

LOSS BEFORE INCOME TAX EXPENSE	(26,835)	680,060	(68,169)	296,867	(70,054)

Income tax expense	(20,256)	-	(20,256)	-	(59,101)
NET LOSS	(47,091)	680,060	(88,425)	296,867	(129,155)

Other comprehensive income (loss)
- Foreign currency translation adjustments	-	(1,003)	-	(24,533)	-

COMPREHENSIVE LOSS	$(47,091)	$679,057	$(88,425)	$272,334	$(129,155)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$0.01	$(0.00)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,000,000	62,000,000	62,000,000	62,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,		From Inception on October 1, 2007 Through
	2012	2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(88,425)	$296,867	$(129,155)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	-	(794,123)	(794,123)
Contribution of imputed interest	-	-	1,482
Write-off of impaired patent	-	-	31,048
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	8,603	(228,807)	(216,000)
(Increase) decrease in other current assets	3,970	(19,607)	(15,637)
Stock subscription payable	-	-	37,500
Cash for stock subscription received in advance	-	-	-
(Increase) decrease in tax payable	20,256	-	59,101
(Decrease) increase in accounts payable	(1,763)	17,631	12,354
Increase in accrued expenses – related party	627	65,015	121,511
Increase in accrued liabilities	18,759	-	18,759

Net Cash Provided (Used) by Operating Activities	(37,973)	(663,024)	(873,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent cost	-	-	(31,048)
Net Cash Provided (Used) by Investing Activities	-	-	(31,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	-	-	25,000
Proceeds from related party loans	-	-	450,000
Payments on related party loans	-	(450,000)	(450,000)
Proceeds from related party notes	767	51,914	249,184
Payments on related party notes	-	(103,978)	(245,962)
Repayments of subscriptions received in advance	-	(784,000)	(784,000)
Cash received in advance for stock subscription	-	1,750,000	1,750,000

Net Cash Provided (Used) by Financing Activities	767	463,936	994,222

Foreign exchange effect on cash	-	(24,533)	-

INCREASE (DECREASE) IN CASH	(37,206)	(223,621)	90,014

CASH AT BEGINNING OF PERIOD	127,220	387,150	-

CASH AT END OF PERIOD	$90,014	$163,529	$90,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Settlement of subscription received in advance through
assignment of receivables to subscriber	$-	$216,000	$216,000
Note payable issued for patents	$-	$-	$31,048

The accompanying notes are an integral part of these consolidated financial statements.

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2012

NOTE 1 -

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The financial statements presented are those of Kunekt Corporation and Subsidiary (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent consolidated audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission. Consolidated operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

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

July 31, 2012

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

July 31, 2012

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

Basic Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2012	2011	2012	2011

Net loss	$(47,091)	$680,060	$(88,425)	$296,867

Weighted average number of shares outstanding	62,000,000	62,000,000	62,000,000	62,000,000

Net loss per share	$(0.00)	$0.01	$(0.00)	$0.01

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2012

NOTE 3 -

RELATED PARTY TRANSACTIONS

Officer Wages

For the nine months ended July 31, 2012, the Company recorded $1,075 in officer wages to Mark Bruk, its president, treasurer and sole director, which represents having worked 43 hours during the period at a rate of $25 per hour.

Accrued Expenses

For the nine months ended July 31, 2012, the Company accrued $500 of the $1,075 in officer wages, and paid the balance of $575 to Mark Bruk, its president, treasurer and sole director, which represents having worked 43 hours at a rate of $25 per hour. For the three months ended July 31, 2012, the Company accrued $250 in wages payable to Mark Bruk, its president, treasurer and sole director, which represents having worked 10 hours at a rate of $25 per hour.

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

As of July 31, 2012, the Company had a note payable to an officer totalling $3,222. The note represents patent filing fees paid by the officer totalling $31,048 and cash advances for the payment of general corporate expenses of $230,081. The Company has repaid $257,907 of this note as of July 31, 2012. Accrued interest payable on the note totals $9,105 at July 31, 2012.

Loan Payable and Accrued Interest

As of July 31, 2012, the Company had fully repaid a $450,000 loan from Mr. Bruk, its president, treasurer and sole director, and had accrued interest payable on the loan totaling $42,331.

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

KUNEKT CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2012

NOTE 4 -

GOING CONCERN (CONTINUED)

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary debt and equity financing to continue operations and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at July 31, 2012, the Company has not yet achieved profitable operations and had accumulated deficit of $129,155 since incorporation. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through July 31, 2013. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2012 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

July 31, 2012

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

July 31, 2012

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

Quarter Ended	Oct 31, 2012	Jan 31, 2012	April 30, 2013	Jul 31, 2013
Officer Wages	$1,500	$1,500	$1,500	$1,500
Accounting	7,500	4,500	4,500	4,500
Legal	4,000	4,000	3,000	7,500
SEC and SEDAR Fillings	1,500	1,500	1,500	1,500
General and Administrative	2,000	2,000	2,000	2,500
Total	$16,500	$13,500	$12,500	$17,500

Financial Condition, Liquidity and Capital Resources

At July 31, 2012, we had $90,014 cash on hand and in the bank compared to $127,220 in cash at October 31, 2011. At July 31, 2012, we had a working capital deficit of $118,310 compared to working capital deficit of $33,855, at October 31, 2011. This increase in working capital deficit was primarily the result of reduction in the cash account.

At July 31, 2012, we had total assets of $105,651 consisting of cash of $90,014, prepaid expenses of $0, security deposits of $228 and trust account of $15,409. Our total assets at October 31, 2011 were $155,430 consisting of cash of $127,220, prepaid expenses of $8,603, security deposits of $4,198 and trust account of $15,409.

At July 31, 2012, our total liabilities were $208,324, consisting of accrued interest, on a previously outstanding loan payable, to our principle executive officer of $42,331, a note payable and accrued interest to our principle executive officer of $12,327, accrued wages payable to our principle executive officer of $70,075, income tax payable of $59,101, accrued expenses of $18,759 and accounts payable of $5,731. Our total liabilities at October 31, 2011 were $169,678, consisting of accrued interest, on a previously outstanding loan payable, to our principle executive officer of $42,331, a note payable and accrued interest to our principle executive officer of $11,433, accrued wages payable to our principle executive officer of $69,575, income tax payable of $38,845 and accounts payable of $7,494. For nine-months ended July 31, 2012, net cash used by operating activities was $(37,973), net cash used by investment activities was $0, net cash provided by financing activities was $767, foreign exchange effect on cash was $0. For the nine-months ended July 31, 2011 net cash used by operating activities was $(663,024), net cash used by investment activities was $0, net cash used by financing activities was $463,936, foreign exchange effect on cash was $(24,533). The changes in cash used by operating activities between the nine-month periods ended July 31, 2011 and 2012 was due to decrease in operating activities during the nine-month period ended July 31, 2012 compared to that ended July 31, 2011. The amounts paid by Mark Bruk on behalf of our company are recorded as related party notes payable. We must raise capital to continue the staged design, development, production, packaging and distribution of our mobile device products and initiate sales and marketing activities.

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

Results of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenue	$-	-	$-	-
Operating Expenses	25,238	116,339	66,548	521,043
Net Income (Loss)	(47,091)	680,060	(88,425)	296,867

Our operating expenses consist of professional and legal fees, officer wages, and general and administrative expenses

Professional and legal fees for the nine-month period ended July 31, 2012 were $32,983 compared to $353,495 for the nine-month period ended July 31, 2011. For the nine-month period ended July 31, 2012 accounting fees were $5,632, auditing fees were $16,875, legal fees were $2,475, stock transfer agent fees, SEC EDGAR and SEDAR filing fees were together $4,740 and miscellaneous professional fees (including Consulting $3,000, Investor relations $0, Public relations $261, Web design $0 and Miscellaneous $0) were $3,261, compared to $4,612, $ 13,047, $143,547, $5,883 and $186,405 (including $36,091, $80,250, $40,029, $24,356, and $5,679) respectively for the nine-month period ended July 31, 2011. Officer wages for the nine-month period ended July 31, 2012 were $1,075 compared to $52,750 for the nine-month period ended July 31, 2011. During the nine-month period ended July 31, 2012 we accrued $500 in wages payable to Mr. Bruk, our president, compared to $52,750 in accrued wages payable during the nine-month period ended July 31, 2011. General and administrative expenses for the nine-month period ended July 31, 2012 were $32,490 compared to $110,777 for the nine-month period ended July 31, 2011. The decrease in general and administrative expenses was primarily attributable to the significant reduction in work done as a result of the anticipated sale of our assets to AMS-INT.

Professional and legal fees for the three-month period ended July 31, 2012 were $7,351 compared to $67,583 for the three-month period ended July 31, 2011. For the three-month period ended July 31, 2012 accounting fees were $731, auditing fees were $2,641, legal fees were $0, stock transfer agent fees, SEC EDGAR and SEDAR filing fees were together $892 and miscellaneous professional fees (including consulting $3,000, Investor relations $0, Public relations $87, Web design $0 and Miscellaneous $0) were $3,087 compared to $2,328, $813, $31,932, $600 and miscellaneous professional fees (including consulting $12,000, Investor relations $8,350, Public relations $8,029, Web design $1,500 and Miscellaneous $2,031) were $31,910 respectively for the three-month period ended July 31, 2011. Officer wages for the three-month period ended July 31, 2012 were $250 compared to $15,500 for the three-month period ended July 31, 2011. During the three-month period ended July 31, 2012 we accrued $250 in wages payable to Mr. Bruk, our president, compared to $15,500 in accrued wages payable during the three-month period ended July 31, 2011. General and administrative expenses for the three-month period ended July 31, 2012 were $17,637 compared to $33,256 for the three-month period ended July 31, 2011.

The following table shows a breakdown of material components of our expenses:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Accounting fees	$731	2,328	$5,632	4,612
Auditing fees	2,641	813	16,875	13,047
Interest expense	1,607	906	1,680	13,518
Consulting fees	3,000	12,000	3,000	36,091
Investor relations fees	-	8,350	-	80,250
Public relations fees	87	8,029	261	40,029
Website design	-	1,500	-	24,356
Legal fees	-	31,932	2,475	143,547
Stock transfer agent fees	600	600	1,850	2,050
SEC and SEDAR filing fees	292	-	2,890	3,833
Miscellaneous professional fees	-	2,031	-	5,679
General and administrative expenses	17,637	33,256	32,490	110,777
Officer wages	250	15,500	1,075	52,750

Financing Activities

Financing activities resulted in net cash inflow of $767 for the nine-month period ended July 31, 2012 compared to net cash inflow of $463,936 for the nine-month period ended July 31, 2011.

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

As of September 19, 2012, we had 62,000,000 shares of common stock issued and outstanding.

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

We did not make any material changes in or to our critical accounting policies during the nine-month period ended July 31, 2012.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being January 31, 2011.  Our President evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the second quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have incurred an accumulative net loss of $129,155 for the period from October 1, 2007 (date of inception) to July 31, 2012 and we have had no revenue. As of July 31, 2012, we had a working capital deficit of $118,310. We anticipate our ongoing expenses over the next one year to be $60,000 for the one year period.  Mark Bruk, our president, treasurer and director, in addition to his investment in our common stock, has invested an additional $3,222 in our company and made a $450,000 loan to the company, which loan was subsequently repaid on May 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing.

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

Our cash balance as of July 31, 2012 is $90,014. We anticipate our ongoing expenses over the next one year to be $60,000 for the one year period. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plans and strategy. At this time Management has not determined how we can raise additional capital through future debt or equity financing until the issuance by the British Columbia Securities Commission (the “BCSC”) of an order varying its temporary cease trade order issued against our company. At this time we do not anticipate that the BCSC will revoke or vary its temporary cease trade order in the near future.

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

Dated: September 19, 2012