Form 10-Q/A
period 2012-07-31
KUNEKT CORP
filed 2012-10-04
CIK 1419177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Amendment No. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

(31)	Section 302Certification [1]
31.1*	Section 302 Certification of Mark Bruk
(32)	Section 906 Certification [1]
32.1*	Section 906 Certification of Mark Bruk
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
* Filed herewith

[1] Previosly filed on September  19, 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUNEKT CORPORATION

By: /s/ MARK BRUK

Mark Bruk

President, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Dated: October 04, 2012